Form 10-Q
period 2024-03-31
FRACTYL HEALTH, INC.
filed 2024-05-13
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-41942

Fractyl Health, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3553477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Van de Graaff Drive, Suite 200 Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

(781) 902-8800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	GUTS	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, the number of shares of the registrant’s common stock outstanding was approximately 47,896,908.

BASIS OF PRESENTATION

Except where the context otherwise requires or where otherwise indicated, the terms “Fractyl,” “Fractyl Health,” “we,” “us,” “our,” “our company,” “Company” and “our business” refer to Fractyl Health, Inc and its subsidiaries.

The unaudited condensed consolidated financial statements include the accounts of Fractyl Health, Inc. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Our fiscal year ends on December 31 of each year. References to the first quarter of 2024 and the first quarter of 2023 refer to the quarter ended March 31, 2024 and the quarter ended March 31, 2023, respectively. Our most recent fiscal year ended on December 31, 2023.

Certain monetary amounts, percentages and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

TRADEMARKS AND TRADENAMES

This Quarterly Report on Form 10-Q includes our trademarks and trade names, including, without limitation, REVITA, REJUVA and our logo, which are our property and are protected under applicable intellectual property laws. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner will not assert, to the fullest extent permitted under applicable law, our or its rights or the right of any applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
the impact of laws and regulations;
•
our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the JOBS Act; and
•
the impact of adverse macroeconomic conditions, geopolitical events, and potential future public health crises, including epidemics and pandemics.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, described in Part II. Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. Risk Factors. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$121,441	$33,209
Accounts receivable	15	22
Inventory	73	73
Restricted cash, current	315	315
Prepaid expenses and other current assets	2,628	2,029
Total current assets	124,472	35,648
Restricted cash, long-term	4,255	4,255
Property and equipment, net	1,902	490
Right-of-use lease assets, operating	29,613	30,282
Other long-term assets	3,277	5,537
Total assets	$163,519	$76,212
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,027	$553
Accrued expenses and other current liabilities	8,653	7,331
Operating lease liabilities, current	3,592	2,731
Warrant liabilities, current	—	573
Total current liabilities	13,272	11,188
Notes payable, long-term	28,695	55,152
Operating lease liabilities, long-term	28,246	28,508
Warrant liabilities, long-term	8,798	19,096
Other long-term liabilities	330	—
Total liabilities	79,341	113,944
Commitments and contingencies
Convertible preferred stock (Series A, B, C-1, C-2, D, E and F), $0.00001 par value; no shares authorized and no shares issued or outstanding at March 31, 2024; 78,112,639 shares authorized and 77,994,156 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $0 and $379,081 at March 31, 2024 and December 31, 2023, respectively	—	287,330
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized, 47,896,908 shares issued and outstanding at March 31, 2024; 107,000,000 shares authorized, 2,105,815 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	434,116	21,554
Accumulated deficit	(349,938)	(346,616)
Total stockholders’ equity (deficit)	84,178	(325,062)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$163,519	$76,212

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2024	2023
Revenue	$33	$5
Cost of goods sold	19	3
Gross profit	14	2
Operating expenses:
Research and development	14,424	9,349
Selling, general and administrative	7,132	2,760
Total operating expenses	21,556	12,109
Loss from operations	(21,542)	(12,107)
Other income (expense), net:
Interest income, net	1,098	417
Change in fair value of notes payable	6,686	(246)
Change in fair value of warrant liabilities	10,446	(5)
Other (expense) income, net	(10)	9
Total other income (expense), net	18,220	175
Net loss and comprehensive loss	(3,322)	(11,932)
Accretion of dividends on convertible preferred stock	(1,737)	(4,236)
Net loss attributable to common stockholders	$(5,059)	$(16,168)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(7.87)
Weighted-average number of common shares outstanding, basic and diluted	29,736,911	2,055,399

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	77,994,156	287,330	2,105,815	—	21,554	(346,616)	$(325,062)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $11,223	—	—	7,433,332	—	100,277	—	100,277
Conversion of convertible preferred stock into common stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	133,987	—	163	—	163
Share-based compensation expense	—	—	—	—	5,217	—	5,217
Net loss	—	—	—	—	—	(3,322)	(3,322)
Balance at March 31, 2024	—	$—	47,896,908	$—	$434,116	$(349,938)	$84,178

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	77,994,156	287,330	2,055,399	—	17,206	(269,525)	$(252,319)
Stock-based compensation expense	—	—	—	—	857	—	857
Net loss	—	—	—	—	—	(11,932)	(11,932)
Balance at March 31, 2023	77,994,156	$287,330	2,055,399	$—	$18,063	$(281,457)	$(263,394)

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,322)	$(11,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	80
Non-cash interest expense	2	—
Non-cash operating lease expense	669	227
Loss on disposal of fixed assets	1	—
Stock-based compensation expense	5,217	857
Change in fair value of warrant liabilities	(10,446)	5
Change in fair value of notes payable, non-cash	(7,307)	246
Changes in operating assets and liabilities:
Accounts receivable	7	(5)
Inventory	—	(73)
Prepaid expenses and other current assets	(599)	711
Accounts payable	494	(222)
Accrued expenses and other current liabilities	2,854	965
Operating lease liabilities	599	(222)
Other long-term assets and liabilities	67	(187)
Net cash used in operating activities	(11,711)	(9,550)
Cash flows from investing activities:
Purchases of property and equipment	(1,059)	(20)
Net cash used in investing activities	(1,059)	(20)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	103,695	—
Proceeds from exercise of stock options	163	—
Payments related to offering costs	(2,854)	—
Principal payments on finance lease obligations	(2)	(2)
Net cash provided by (used in) financing activities	101,002	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	88,232	(9,572)
Cash, cash equivalents and restricted cash at beginning of period	37,779	53,524
Cash, cash equivalents and restricted cash at end of period	$126,011	$43,952
Supplemental disclosure of cash flow information:
Interest paid	$621	$—
Payment for operating leases within operating activities	$482	$391
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$287,330	$—
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$19,150	$—
Reclassification of warrant liability to equity upon initial public offering	$425	$—
Finance lease right-of-use asset obtained in exchange for lease liability	$427	$—
Reclassification of deferred offering costs to additional paid-in capital	$3,418	$—
Purchases of property and equipment included in accounts payable	$20	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share information)

1. Nature of the Business

Fractyl Health, Inc. (the “Company”) was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company subsequently changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company focused on pioneering new approaches to the treatment of metabolic diseases, including type 2 diabetes (“T2D”) and obesity. The Company’s goal is to transform metabolic disease treatment from chronic symptomatic management to durable disease modifying therapies that target the organ level root causes of T2D and obesity. The Revita DMR System (“Revita"), the Company’s lead product candidate, is an outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat and high sugar diet, which can initiate T2D and obesity in humans. The Company is evaluating Revita in its pivotal Revitalize-1 study and is currently enrolling patients with inadequately controlled T2D despite being on up to three anti-diabetic agents ("ADAs") and daily insulin. The Company is also planning to evaluate Revita in a two-part, parallel cohort, randomized, open-label clinical study, which is referred to as the Remain-1 study, for weight maintenance in patients with obesity who have lost at least 15% total body weight on GLP-1RA therapy and wish to discontinue their GLP-1RA without weight regain. In addition, the Company is developing Rejuva, a novel, locally administered, adeno-associated virus delivered pancreatic gene therapy platform. Rejuva is designed to enable long term remission of T2D and obesity by durably altering metabolic hormone function in the pancreatic islet cells of patients. The Company believes Revita and Rejuva, if approved, have the potential to revolutionize treatment across the spectrum of T2D and obesity, align the clinical and economic interest of key stakeholders around the long term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

Initial Public Offering ("IPO")

On February 6, 2024, the Company completed its IPO, pursuant to which it issued and sold 7,333,333 shares of its common stock at a price to the public of $15.00 per share, resulting in gross proceeds of approximately $110,000 and net proceeds of approximately $98,882, after deducting the underwriting discount of approximately $7,700 and offering expenses of approximately $3,418.

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

The Company has a history of operating losses and had an accumulated deficit of $349,938 as of March 31, 2024. The Company has financed its operations to date primarily through sales of its convertible preferred stock, sales of its common stock in the IPO and debt financing. While a pilot commercial launch was initiated in Germany in the first quarter of 2023, the Company does not anticipate generating revenue from product sales in the United States unless and until it successfully completes clinical development and obtains marketing approvals from one or more of the product candidates. As a result, management expects continuing operating losses in the future. The Company believes that its cash and cash equivalents of $121,441 as of March 31, 2024 will be sufficient to fund the Company’s operating plan through 2025.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates relied upon in preparing these condensed consolidated financial statements include, but are not limited to, the fair value of common stock, the fair value of preferred and common stock warrants, the fair value of convertible notes payable, the fair value of stock-based awards, the incremental borrowing rate for lease accounting and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the planned IPO, are capitalized within other long-term assets. The deferred public offering costs are offset against IPO proceeds upon the consummation of the offering. As of December 31, 2023, the Company had deferred offering-related costs of $2,180. Upon closing of the Company’s IPO in February 2024, total deferred offering costs of $3,418 were transferred to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of March 31, 2024.

Leases

The Company has entered into operating leases for office and laboratory spaces and finance leases for certain laboratory equipment, which are accounted for in accordance with ASC 842, Leases.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement at inception. Operating leases are included in right-of-use lease assets (“ROU assets”) and current and long-term lease liabilities on the Company’s condensed consolidated balance sheets. Lease expenses for operating leases are recognized on a straight-line basis over the lease term as an operating expense. Assets subject to finance leases are included in property and equipment, net, on the Company’s condensed consolidated balance sheets. Current and long-term portion of the related lease liabilities of the finance leases are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets. Lease expenses for finance leases consist of depreciation of the assets, which is recognized on a straight-line basis over the useful life of the assets as an operating expense, and interest expense using the effective interest method over the lease term.

At the lease commencement date, the Company recognizes an ROU asset and a lease liability based on the present value of fixed lease payments over the expected lease term. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is a reasonable certainty that the Company will renew. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in the lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the condensed consolidated balance sheets for leases with an original lease term of twelve months or less. Rent expenses for short-term leases are directly expensed as operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of the ROU asset and lease liability. Variable lease costs such as taxes, operating expenses and other expenses are based on actual costs incurred and are directly expensed as operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards based on their fair value on the date of the grant. Those awards typically have a graded vesting schedule and compensation expense for awards with only service conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Compensation costs recognized for performance-based awards reflect the number of awards that are expected to vest during the requisite service period and are recognized using an accelerated attribution method. Upon final determination of the performance conditions achieved, the compensation costs are adjusted to reflect those awards that ultimately vest. Historical performance patterns, to the extent that they are indicative to the performance conditions to be achieved, are used in developing estimates for the probability of attaining these performance conditions.

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Prior to the completion of the Company’s IPO, the Company determined the fair value of the underlying common stock by taking into consideration the results obtained from third-party valuations and additional factors that are deemed relevant, which incorporates significant judgments and estimates. After the completion of the Company’s IPO, the Company considers the fair value of its common stock to equal to the closing price of its common stock traded on the Nasdaq Global Market.

The Company uses the Black-Scholes option pricing model, which incorporates assumptions and estimates, to measure the fair value of its option awards on the date of grant of each stock option award. Prior to February 2024, the Company had been a private company and lacked company-specific historical and implied volatility information. The Company estimated its expected stock volatility based on an analysis of reported data for a publicly traded peer group of companies that granted options with substantially similar terms and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term assumption for employee grants is determined by using the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is based on the rate of the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are accounted for as they occur.

Recently Adopted Accounting Pronouncements

The Company has not adopted any accounting pronouncements during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and determined that there are no such pronouncements that have a material impact on its condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$64,949	$—	$—	$64,949
	$64,949	$—	$—	$64,949
Liabilities:
Warrant liabilities, long-term	—	—	8,798	8,798
Notes payable, long-term	—	—	28,695	28,695
	$—	$—	$37,493	$37,493

	Fair Value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$9,779	$—	$—	$9,779
	$9,779	$—	$—	$9,779
Liabilities:
Warrant liabilities, current	$—	$—	$573	$573
Warrant liabilities, long-term	—	—	19,096	19,096
Notes payable, long-term	—	—	55,152	55,152
	$—	$—	$74,821	$74,821

During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

See Note 5—“Notes Payable” for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—“Warrant Liabilities” for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Payroll and payroll-related expenses	$4,965	$3,500
External research and development services	2,622	1,711
Professional fees and consulting services	967	2,118
Other current liabilities	99	2
	$8,653	$7,331

5. Notes Payable

Notes payable, long-term consisted of the following:

	March 31,	December 31,
	2024	2023
2022 Convertible Notes	$—	$27,162
2023 Notes	28,695	27,990
	$28,695	$55,152

2022 Convertible Notes

On January 11, 2022, the Company entered into a financing arrangement with certain lenders (the “2022 Lenders”) in which the Company issued convertible promissory notes in exchange for an aggregate principal amount of $20,075 (the “2022 Convertible Notes"). Under the original terms of the 2022 Convertible Notes, interest accrued on the unpaid principal balance of the 2022 Convertible Notes at the rate of 3% per year until paid or converted in full. Subject to the conversion provisions, all principal and accrued interest on the 2022 Convertible Notes was to be due and payable on July 11, 2023 (the “Original Maturity Date”).

On July 11, 2023 (the "reissuance date"), the Company paid $78 to settle in full the outstanding principal and accrued interest owed to one of the lenders under the 2022 Convertible Notes and issued amended and restated convertible promissory notes to certain of the lenders (the “Continuing 2022 Lenders”) in replacement of, but not in payment of, the remainder of the 2022 Convertible Notes. As part of these amendments, among other changes, the Continuing 2022 Lenders agreed to extend the maturity date of the outstanding principal and accrued but unpaid interest on the 2022 Convertible Notes to December 31, 2024. Following these amendments, $20,899 in aggregate principal under the 2022 Convertible Notes remained outstanding and accrued interest at the rate of 10% per year until they were paid or converted in full. In connection with entering into these amendments, the Company issued to the Continuing 2022 Lenders warrants to purchase shares of the Company’s common stock with par value of $0.00001 per share. The warrants were recorded as part of the warrant liabilities on the condensed consolidated balance sheet.

The Company elected to apply the fair value option ("FVO") to the 2022 Convertible Notes in accordance with ASC 825. Accordingly, the 2022 Convertible Notes are marked to market at the end of each reporting period, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Prior to the Company's IPO in February 2024, the fair value had been estimated using a Monte Carlo simulation model to calculate equity values at different points in time leading up to a conversion event. The Company assessed the assumptions and estimates used in the valuation model at each financial reporting period as additional information impacting the assumptions is obtained. Assumptions and estimates impacting the fair value measurement included the fair value per share of the underlying shares, the expected time to conversion events (IPO or non-IPO), risk-free interest rate, expected volatility of the price of the underlying shares and scenario weightings. The Company determined the fair value per share of the underlying shares by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected time to conversion events. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected time to conversion events. Scenario weightings were based on management's best estimate of the probabilities of the occurrence of each conversion event considered.

Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into 1,841,321 shares of the Company’s common stock at a conversion price of $12.00 per share, which is 80% of the IPO price of $15.00 per share. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity. The fair value at the time of the conversion was calculated by multiplying the number of shares of common stock that the 2022 Convertible Notes were converted into by the fair value per share on the conversion date, which is the closing price of the Company's common stock on the NASDAQ Global Market on that date.

The following table provides a rollforward of the fair value of the 2022 Convertible Notes:

Fair Value
Balance as of December 31, 2023	$27,162
Decrease in fair value	(8,012)
Conversion into common stock	(19,150)
Balance as of March 31, 2024	$—

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

In connection with the issuance of the 2023 Notes, the Company issued to the 2023 Lenders warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock. The warrants were recorded as part of the warrant liabilities on the condensed consolidated balance sheet.

The Company elected to apply the FVO to the 2023 Notes in accordance with ASC 825. Accordingly, the 2023 Notes are marked to market at the end of each reporting period, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The fair value was estimated using a discounted cash flow model by discounting projected future cash flows associated with the 2023 Notes to their present value. The discount rate used in the model is based on observable market yields for similarly rated instruments, adjusted for any specific risks inherent in the 2023 Notes. Accrued interest on the 2023 Notes is incorporated into the determination of the fair value of the 2023 Notes.

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

Fair Value
Balance as of December 31, 2023	$27,990
Increase in fair value	1,326
Payment of interest	(621)
Balance as of March 31, 2024	$28,695

The 2023 Notes are subject to specific financial covenants, which include (i) a minimum liquidity covenant that requires the Company to maintain a minimum $10,000 balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions, and (ii) a financing milestone covenant requiring that (a) we have received proceeds from an equity financing or series of financings (including the net proceeds from the IPO) of at least $40,000 during the period commencing on September 7, 2023 and ending on or prior to February 15, 2024, and (b) we have received equity financing or series of financings of at least $100,000 (inclusive of such equity financing or series of financings in the preceding clause (a)) during the period commencing as of September 7, 2023 and prior to June 30, 2024. In addition, the 2023 Notes also contain customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of March 31, 2024, the Company was in compliance with the financial covenants and other terms of the arrangement.

6. Warrant Liabilities

2014 Warrant

In January 2014, the Company issued a fully vested warrant to purchase 118,483 shares of the Company’s Series B convertible preferred stock (the “2014 Warrant”) in connection with a loan and security agreement entered into in January 2014. The 2014 Warrant was immediately exercisable at an exercise price of $1.266 per share and has a contractual term of ten years from issuance. The fair value of the 2014 Warrant at issuance was $48 and was recorded as part of the warrant liabilities in the condensed consolidated balance sheet.

In January 2024, the 2014 Warrant was amended to extend the expiration date to the earlier of (i) the date that is 30 calendar days after the closing of the Company’s IPO and (ii) July 31, 2024. Upon the closing of the Company's IPO on February 6, 2024, the amended expiration date of the 2014 Warrant was determined to be March 7, 2024.

The Company remeasures the fair value of the 2014 Warrant at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on February 6, 2024, the warrant to purchase 118,483 shares of the Company's Series B convertible preferred stock was converted to a warrant to purchase 55,211 shares of the Company's common stock. Accordingly, the 2014 Warrant was remeasured upon the closing of the IPO and marked to market to its fair value before being reclassified to equity. The fair value of the 2014 Warrant was determined using the Black-Scholes valuation model with the following assumptions:

	February 6,	December 31,
	2024	2023
Risk-free interest rate	4.8%	4.7%
Expected term (in years)	0.1	0.1
Expected volatility	38%	47%
Expected dividend yield	0%	6%
Fair value of common stock per share	$10.40	—
Fair value of Series B convertible preferred stock per share	—	$6.12

This fair value measurement of the 2014 Warrant was based on significant inputs that are not observable in the market and represented a Level 3 measurement. The following table provides a rollforward of the fair value of the Company’s warrant liability:

Fair Value
Balance as of December 31, 2023	$573
Change in fair value	(148)
Reclassification to equity	(425)
Balance as of March 31, 2024	$—

The 2014 Warrant was fully cashless exercised on the amended expiration date of March 7, 2024, as a result of which a total of 38,544 shares of common stock were issued to the warrant holder.

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the “July 2023 Warrants”). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20,899, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through March 31, 2024.

The fair value of the July 2023 Warrants at issuance was $9,876 and was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

March 31,
2024
Risk-free interest rate	4.2%
Expected term (in years)	9.3
Expected volatility	57%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$16,419
Decrease in fair value	(8,768)
Balance as of March 31, 2024	$7,651

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the “September 2023 Warrants”). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4,200, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through March 31, 2024.

The fair value of the September 2023 Warrants at issuance was $2,592 and was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

March 31,
2024
Risk-free interest rate	4.2%
Expected term (in years)	9.4
Expected volatility	57%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$2,677
Decrease in fair value	(1,530)
Balance as of March 31, 2024	$1,147

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of March 31, 2024:

Year Ending December 31,
2024 (Remaining)	$3,095
2025	5,441
2026	5,599
2027	5,638
2028	5,749
Thereafter	34,278
Total future minimum lease payments	59,800

Please see Note 7—“Leases” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the Company's material lease agreements.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

8. Convertible Preferred Stock

The Company issued Series A, Series B, Series C-1, Series C-2, Series D, Series E and Series F convertible preferred stock (collectively, the “Convertible Preferred Stock”). The holders of Convertible Preferred Stock had liquidation rights in the event of a deemed liquidation that, in certain circumstances, is not solely within the control of the Company. Therefore, the Convertible Preferred Stock was classified outside of stockholders’ deficit at December 31, 2023. The Company had authorized 78,112,639 shares of $0.00001 par value convertible preferred stock as of December 31, 2023. Upon the closing of the IPO on February 6, 2024, all of the Company’s Convertible Preferred Stock shares were automatically converted into 36,343,909 shares of the Company’s common stock.

As of December 31, 2023, Convertible Preferred Stock consisted of the following:

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

In January 2014, the Company issued a fully vested warrant to purchase 118,483 shares of the Company’s Series B Convertible Preferred Stock. In September 2023, the Company issued fully vested warrants to purchase, at the holders’ choice, a variable number of shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock. The number of shares exercisable under these warrants is based on a fixed dollar value and an exercise price at the holders’ choice, as defined in the warrant agreement. In March 2024, all the warrants to purchase the Company's Convertible Preferred Stock were converted into warrants to purchase the Company's common stock. Please see Note 10—“Convertible Preferred Stock” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the convertible preferred stock.

9. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of March 31, 2024.

Common Stock

As of December 31, 2023, the Company’s then effective certificate of incorporation, as amended and restated, authorized the Company to issue 107,000,000 shares of $0.00001 par value common stock. On January 26, 2024, the Company's board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 300,000,000 shares of common stock at $0.00001 par value per share.

On January 26, 2024, the Company's board of directors also approved a 1-for-2.146 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited interim condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse common stock split and adjustment of the Convertible Preferred Stock conversion ratios.

10. Stock-Based Compensation

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan, as amended, (the “2011 Plan”) provided for the Company to grant restricted stock, restricted stock units, incentive stock options and nonqualified stock options with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. Incentive stock options could only be granted to employees. The 2011 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting schedules and other restrictions of awards were determined at the discretion of the board of directors or by a committee of the board of directors if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of stock option could not be greater than ten years. Upon the effective date of the 2024 Incentive Award Plan, as discussed below, the Company ceased granting equity awards under the 2011 Plan.

2024 Incentive Award Plan

On January 26, 2024, the Company's board of directors adopted the 2024 Incentive Award Plan (the "2024 Plan"), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board.

2024 Employee Stock Purchase Plan

On January 26, 2024, the Company's board of directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP Plan”), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 ESPP Plan was 487,070 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Research and development	$1,975	$520
Selling, general and administrative	3,242	337
	$5,217	$857

During the year ended December 31, 2023, the Company granted certain restricted stock units which have a one-year cliff vesting with performance conditions based on the timing of occurrence of certain changes in control or financing event. Upon the completion of the Company's IPO in February 2024, the performance condition was achieved, which resulted in $2,749 stock-based compensation expense being recognized in the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company granted to its employees and directors stock options to purchase a total of 2,138,736 shares of common stock, among which options to purchase 1,157,600 shares of common stock were performance-based awards with the number of shares eligible to vest based on the achievement of certain operational metrics. During the three months ended March 31, 2024, the Company recognized stock-based compensation expense of $961 related to these performance-based awards using an accelerated attribution method based on estimated probability of attaining the operational metrics as of March 31, 2024.

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Series A Convertible Preferred Stock	—	2,562,900
Series B Convertible Preferred Stock	—	5,280,969
Series C-1 Convertible Preferred Stock	—	4,223,960
Series C-2 Convertible Preferred Stock	—	7,146,525
Series D Convertible Preferred Stock	—	5,589,207
Series E Convertible Preferred Stock	—	5,982,550
Series F Convertible Preferred Stock	—	5,557,798
Outstanding stock options	10,634,230	8,917,324
Outstanding restricted stock units	604,509	—
Common stock warrants	161,616	161,616
Series B Convertible Preferred Stock warrants	—	55,211
Total	11,400,355	45,478,060

The table presented above does not include the number of shares that may be issued upon exercises of the common stock or preferred stock warrants issued in connection with the 2022 Convertible Notes and the 2023 Notes because the number of shares to be issued under these warrants are variable based on a variable exercise price at the warrant holders' option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and the section titled “Forward-Looking Statements” included elsewhere herein. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements.

Business Overview

We are a metabolic therapeutics company focused on pioneering new approaches to the treatment of metabolic diseases, including type 2 diabetes and obesity. We aim to develop durable disease-modifying therapies that are designed to provide long-term maintenance of metabolic health without requiring lifetime treatment by targeting the organ-level root causes of T2D and obesity.

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. The Revita DMR System, or Revita, is approved in Europe under a Conformitè Europëenne, or CE mark and has received reimbursement authorization through NUB in Germany for the treatment of T2D. In the first half of 2023, we initiated a limited commercial pilot in a single center in Dusseldorf, Germany. We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our initial public offering and debt financing.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the three months ended March 31, 2024 and 2023, we incurred net losses of $3.3 million and $11.9 million respectively. As of March 31, 2024, we had an accumulated deficit of $349.9 million. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Ongoing Germany Real-World Registry

In April 2023, we initiated the Germany Real-World Registry, a prospective, post-market, clinical follow-up study to evaluate the Revita DMR Procedure in patients with inadequately controlled T2D. Our target inclusion criteria includes patients ages 18 and over, with a baseline HbA1c between 7.0% and 10.0%, a BMI of less than or equal to 45 and on at least one ADA. The study will assess change in HbA1c, change in number of ADAs, safety and tolerability, quality of life and patient reported outcomes, and healthcare utilization expenditure over five years in patients with T2D after receiving the Revita DMR procedure in a real-world setting.

As of April 15, 2024, we have treated 33 patients with DMR and enrolled 26 patients in the registry study with interim follow-up data from 19 patients. At three months post-procedure, we observed a reduction from median baseline HbA1c of greater than 1% and a reduction from baseline weight of greater than 15 pounds. Of the 19 patients, 95% remained stable or reduced their prescribed ADAs, 4 patients stopped at least one prescribed ADA, and of those, 2 patients discontinued all their previously prescribed ADAs. We believe these results suggest a significant overall improvement in metabolic health. Patient related outcomes (PROs) questionnaires were provided to participants at 3 months follow up, with the majority responding that they would undergo the Revita DMR procedure again if it were necessary (90%) and would recommend the procedure to a friend or relative (95%). At 6 months post-DMR (n=14), average percent body weight loss was greater than 8% with median HbA1c falling from 9.2 at baseline to 7.6%. We believe these data continue to reflect better glucose control, despite all patients stabilizing or reducing the number of ADAs. No device or procedure-related serious adverse events have been reported to date.

We plan to continue to enroll more patients in the Germany Real-World Registry across several centers and will continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis.

Components of our Condensed Consolidated Results of Operations

There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report, except as stated below.

The following table reflects our research and development expense, including direct program-specific expense summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Direct program-specific expenses:
Revita	$4,634	$2,915
Rejuva	710	823
Total direct program-specific expenses	5,344	3,738
Indirect expenses	2,372	888
Personnel-related expenses (including stock-based compensation)	6,708	4,723
Total research and development expenses	$14,424	$9,349

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q as well as Note 2 to our audited financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. There have been no material changes to the accounting policies most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of operations contained in our Annual Report.

Results of Operations

Three months ended March 31, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the years ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$33	$5	$28	560.0%
Cost of goods sold	19	3	16	533.3%
Gross profit	14	2	12	600.0%
Operating expenses:
Research and development	14,424	9,349	5,075	54.3%
Selling, general and administrative	7,132	2,760	4,372	158.4%
Total operating expenses	21,556	12,109	9,447	78.0%
Loss from operations	(21,542)	(12,107)	(9,435)	77.9%
Other income (expense), net	18,220	175	18,045	10,311.4%
Net loss and comprehensive loss	$(3,322)	$(11,932)	$8,610	(72.2%)

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the three months ended March 31, 2024 and 2023 was related to our pilot commercial launch in Germany that was initiated in the first quarter of 2023.

Research and Development Expenses

Research and development expenses increased by $5.1 million, or 54.3%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased personnel-related expenses as well as clinical and facilities expenditures. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $0.5 million as a result of the expansion of our workforce and our effort to bring certain clinical and scientific resources in house. In addition, stock-based compensation increased by $1.5 million primarily due to new option grants issued as well as the achievement of the performance condition under certain restricted stock units as a result of the completion of our IPO, which resulted in $0.8 million stock-based compensation being recognized in the three months ended March 31, 2024. Clinical study expenses increased by $2.3 million due to the progress made in Revitalize-1. Allocated facilities expenses increased by $1.4 million as our new office and laboratory space lease in Burlington, MA, commenced on November 1, 2023. These increases were partially offset by a decrease of $0.7 million in engineering and medical affairs expenditures primarily as a result of reduced product development effort and the timing of the expenditures incurred with the collaborative medical research projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.4 million, or 158.4%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the increased personnel-related expenses as well as professional services, facilities, and insurance expenses. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $0.4 million as a result of the expansion of our workforce. In addition, stock-based compensation increased by $2.9 million primarily due to new option grants issued as well as the achievement of the performance condition under certain restricted stock units as a result of the completion of our IPO, which resulted in $1.9 million stock-based compensation being recognized in the three months ended March 31, 2024. Professional services expenses increased by $0.5 million primarily due to the increased legal, audit and accounting expenses incurred to operate as a public company. Insurance expenses increased by $0.2 million mainly due to higher public company D&O insurance premium. Allocated facilities expenses increased by $0.2 million as our new office and laboratory space lease in Burlington, Massachusetts, commenced on November 1, 2023.

Other Income (Expense), Net

Other income (expense), net changed by $18.0 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The change was primarily due to the change in fair value of notes payable and warrants, and increased interest income.

We recognized a gain of $8.0 million from the decrease in fair value of the 2022 Convertible Notes during the three months ended March 31, 2024, compared to a loss of $0.2 million from the increase in fair value of the 2022 Convertible Notes during the three months ended March 31, 2023, resulting in a total fluctuation of $8.2 million between the two comparative periods. The decrease in fair value of the 2022 Convertible Notes during the three months ended March 31, 2024 was primarily driven by the decline in our common stock value after IPO. Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity. The gain from the decrease in fair value of the 2022 Convertible Notes was offset by a loss of $1.3 million from the increase in fair value of the 2023 Notes during the three months ended March 31, 2024 mainly due to interest accrual on the 2023 Notes.

We recognized a gain of $10.4 million from the decrease in fair value of warrant liabilities during the three months ended March 31, 2024, which consisted of $8.8 million gain related to the July 2023 Warrants, $1.5 million gain related to the September 2023 Warrants and $0.1 million gain related to the 2014 Warrants. The decrease in the fair value of the underlying stocks to be purchased under these warrants, which is our common stock, resulted in the decrease of the fair value of these warrants.

In addition, interest income earned from our cash deposits increased by $0.7 million due to higher deposit balances upon the completion of our IPO as well as higher interest rates.

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

As of March 31, 2024, we had approximately $121.4 million of cash and cash equivalents. On February 6, 2024, we completed our IPO, in which we issued and sold 7,333,333 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $98.9 million, after deducting the underwriting discounts and other offering expenses. On March 5, 2024, we issued an additional 99,999 shares of our common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares at the IPO public price of $15.00 per share, for additional net proceeds of approximately $1.4 million, after deducting the underwriting discounts and commissions.

Loan and Security Agreements

2022 Convertible Notes

On January 11, 2022, we entered into a financing arrangement with certain lenders in which we issued the 2022 Convertible Notes in exchange for an aggregate principal amount of $20.1 million. On July 11, 2023, we repaid $0.1 million in cash to one of the original lenders and issued amended and restated convertible notes to certain of the lenders in replacement of, but not in payment of, the remainder of the 2022 Convertible Notes. Following these amendments, $20.9 million in aggregate principal under the 2022 Convertible Notes remained outstanding, accruing interest at the rate of 10% per year until they were paid or converted in full. Pursuant to the terms of the Convertible Notes, effective upon the closing of our IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes of $22.1 million automatically converted into 1,841,321 shares of our common stock at a conversion price equal to 80% of the public offering price per share of $15.00, or $12.00.

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

As of March 31, 2024, the balance of the 2023 Notes was carried at its fair value of $28.7 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing research and development activities, particularly as we advance our product candidates. Identifying potential product candidates and conducting preclinical testing and clinical studies is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales in the United States or elsewhere. Revita is approved in Europe under a CE mark and has received reimbursement authorization through NUB in Germany for the treatment of T2D. We initiated a pilot commercial launch of Revita in Germany in the first quarter of 2023. In the United States, we do not have any products approved for sale and have not generated any revenue from any sources, including product sales. Our product candidates, if approved, may not achieve commercial success. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future, and we will need to obtain substantial additional funds to achieve our business objectives.

As of March 31, 2024, we had cash and cash equivalents of $121.4 million. Based on our current business plans, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, debt repayment obligations and capital expenditure requirements through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

For additional information on risks associated with our substantial capital requirements, please see Part II. Item 1A. Risk Factors—Risks Related to Financial Condition and Capital Requirements.

We will require substantial additional capital beyond the proceeds from our IPO to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and development programs or future commercialization efforts.

Cash Flows

Three Months Ended March 31, 2024 and 2023

The net change in cash, cash equivalents and restricted cash for the years ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(11,711)	$(9,550)
Net cash used in investing activities	(1,059)	(20)
Net cash provided by (used in) financing activities	101,002	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$88,232	$(9,572)

Operating Activities

Cash used in operating activities of $11.7 million for the three months ended March 31, 2024 was primarily driven by personnel-related expenses, including salaries, bonuses, and other compensatory benefits, and spending on our ongoing Revitalize-1 study, Rejuva-related research activities, as well as professional services related to our corporate and general administrative activities. Cash used in operating activities resulted primarily from our net loss of $3.3 million adjusted for net non-cash income of $11.8 million, primarily consisting of $7.3 million gain from change in fair value of notes payable (non-cash portion), $10.4 million gain from change in fair value of warrant liabilities, offset by $5.2 million stock-based compensation and $0.7 million non-cash operating lease expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $3.4 million.

Cash used in operating activities of $9.6 million for the three months ended March 31, 2023 was primarily driven by personnel-related expenses, including salaries, bonuses, and other compensatory benefits, spending on our ongoing Revitalize-1 study, Rejuva-related research activities, product engineering as well as professional services related to our corporate and general administrative activities. Our net loss of $11.9 million was partially offset by non-cash items totaling $1.4 million, primarily consisting of $0.9 million stock-based compensation, $0.2 million non-cash operating lease expense and $0.2 million loss from change in fair value of convertible notes payable. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $1.0 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 and 2023 were related to the purchase of property and equipment. The increase in the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was primarily due to our spending on leasehold improvement and office furniture as we moved into our new office and laboratory space in Burlington, MA.

Financing Activities

Cash provided by financing activities of $101.0 million for the three months ended March 31, 2024 was primarily driven by the $103.7 million capital raised from the IPO, net of discounts and commissions, partially offset by $2.9 million payments of public offering costs made to third-party service providers. We also received proceeds of $0.2 million from stock option exercises.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

As of March 31, 2024, our lease commitments reflect payments due for our operating and finance leases. The operating leases include corporate office space in Lexington, MA that will expire in April 2024, and new corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of March 31, 2024, our future contractual commitments for our leases were $59.8 million. For additional information on our leases and timing of future payments, please see Note 7— "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

We have also entered into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, manufacturing, and other services and products for operating purposes. These contracts typically do not contain any minimum purchase commitments and provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. For example, on April 3, 2024, we entered into a Master Services Agreement and two Scopes of Work with Forge Biologics, Inc. (wholly owned subsidiary of Ajinomoto Co.) (“Forge”) to produce cGMP-grade RJVA-001 for Fractyl’s first-in-human clinical studies. Forge will perform process and analytical development, manufacturing scale-up, and cGMP manufacturing in its facility in Columbus, Ohio. The scope of the services between Fractyl and Forge are intended to support CTA-enabling nonclinical studies, as well as the manufacture of cGMP-grade RJVA-001 for a first-in-human clinical study. The Master Services Agreement terminates at the later of completion of services under all Statements of Work or April 2, 2030. The Master Services Agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, payments, remedies, terminations and warranties.

Recent Accounting Pronouncements

See Note 2—"Summary of Significant Accounting Policies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk, credit risk, foreign currency risk, and inflation risk. These market risks arise in the normal course of business. During the three months ended March 31, 2024, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our initial public offering and debt financing. We have incurred a net loss of approximately $3.3 million and $77.1 million for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $349.9 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, Revita, is currently undergoing a pivotal clinical study in patients with inadequately controlled T2D despite being on up to three ADAs and 20 to 100 units of insulin daily. We expect that it will be several years, if ever, before we have a commercialized product in the United States and generate significant revenue from product sales. Even if we succeed in receiving marketing approval or certification for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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
•
operate as a public company.

To date, we have generated revenue from our pilot commercial launch of Revita in Germany. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and clinical studies of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate any revenue in the United States or revenue that is significant enough to achieve profitability.

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

As of March 31, 2024, we had approximately $121.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements through 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We plan to use our existing cash and cash equivalents to complete the ongoing Revitalize-1 pivotal clinical study of Revita and fund the Remain-1 study; fund the continued preclinical development of our Rejuva gene therapy candidates; and for working capital and other general corporate purposes, including medical education and other commercial readiness activities. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development and commercialize our product candidates, if approved (or certified).

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of March 31, 2024, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

To the extent we intend to sell medical devices in member states of the European Union, or EU, our products must comply with the general safety and performance requirements of the Medical Devices Regulation, or MDR (Regulation (EU) No 2017/745), which repeals and replaces the Medical Devices Directive, or the MDD. Compliance with these requirements is a prerequisite to be able to affix the European conformity, or CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the technical file and the manufacturer’s quality system (notified bodies must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements), design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues an EU certificate, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. See Part I, Item 1. Business—Government Regulations—Regulation of Medical Devices in the European Union for more information.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP or similar foreign regulations for manufacturing both active drug substances and finished drug products. For example, we are dependent on our contract manufacturing partners for the production of sub-assembly components of Revita, such as the Revita DMR catheter and Revita console. We rely on a third party manufacturer to manufacture and supply cGMP-grade RJVA-001 for Fractyl’s first-in-human clinical trials. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

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

Any contamination or interruption in our Rejuva gene therapy candidates’ manufacturing process, shortages of raw materials or failure of our suppliers of plasmids and viruses to manufacture and deliver necessary components could result in delays in our Rejuva gene therapy candidates’ preclinical and clinical development or marketing schedules.

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

`We may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the drug candidates that we license from third parties. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our drugs that are subject of such licensed rights could be adversely affected.

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

As of April 30, 2024, we have 111 full-time employees, including 90 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this Part II. Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The realization of any of the above risks or any of a broad range of other risks, including those described in this Part II. Item 1A. Risk Factors, could have a dramatic and adverse impact on the market price of our common stock.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our voting stock. Therefore, these stockholders are able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of March 31, 2024, we had outstanding a total of 47,896,908 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. The resale of the remaining 40,463,576 shares, or approximately 84% of our outstanding shares of common stock, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning 181 days after the date of our IPO. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

Upon the completion of our IPO in February 2024, the holders of approximately 38,518,563 shares, or approximately 80% of our outstanding shares as of March 31, 2024, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market upon issuance, subject to the IPO lock-up agreements described above.

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

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of our common stock, which is not certain. Furthermore, we are a party to a credit agreement that contains negative covenants that limit our ability to pay dividends. For more information, see Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in this Quarterly Report on Form 10-Q and scaled executive compensation information. If we qualify as a smaller reporting company because we meet the revenue limits under the definition of a smaller reporting company, we will be a “low-revenue smaller reporting company.” Low-revenue smaller reporting companies are not required to obtain an external audit on the effectiveness of their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. These exemptions and reduced disclosures may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

By disclosing information in this Quarterly Report on Form 10-Q and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 6, 2024, in connection with our IPO, we issued and sold 7,333,333 shares of our common stock at a price to the public of $15.00 per share. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-276046), as amended (the “Registration Statement”), which was declared effective by the SEC on February 1, 2024.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

On April 25, 2024, the Company entered into a Master Services Agreement with Velocity Global, LLC (“Velocity”) pursuant to which, effective May 1, 2024, Velocity will serve as the legal employer of record of Timothy Kieffer, Ph.D., the Company’s Chief Scientific Officer, and on May 10, 2024, Dr. Kieffer entered into a corresponding employment agreement with Velocity. Under the Master Services Agreement, Velocity will make Dr. Kieffer’s services available to the Company, and Fractyl will reimburse Velocity for the compensation and benefits it provides to Dr. Kieffer. In conjunction with Dr. Kieffer’s transition to Velocity, Dr. Kieffer will be converted from part-time status (at 50%) to full-time status. As an employee of Velocity, Dr. Kieffer will be entitled to receive an annual base salary of USD$450,000 (currently approximately CAD$607,762 based on a 12 month average exchange rate of USD$1.00 to CAD$1.35). Dr. Kieffer will also receive a sign-on bonus in the amount of USD$18,750 (currently approximately CAD$25,323 based on a 12 month average exchange rate of USD$1.00 to CAD$1.35) and will be eligible to receive an annual performance bonus with a target payout of 40% of his annual base salary. The determination and payout of the annual bonus will be subject to the discretion of the Company’s Board of Directors, based on achievement of performance goals and contingent upon Dr. Kieffer’s continued services to the Company. Dr. Kieffer will receive comparable benefits from Velocity as is offered by the Company to its other executive officers, including medical, dental, and life insurance. Dr. Kieffer will also remain eligible for annual equity grants from the Company, as determined by the Company’s Board of Directors.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Fractyl Health, Inc.	8-K	001-41942	3.1	2/6/2024
3.2	Amended and Restated Bylaws of Fractyl Health, Inc.	8-K	001-41942	3.2	2/6/2024
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S‑1	333‑276046	4.1	12/14/2023
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated June 9, 2021, by and among Fractyl Health, Inc. and certain of its stockholders.	S-1	333-276046	4.2	12/14/2023
10.1	Fractyl Health, Inc. Amended and Restated 2011 Stock Incentive Plan and forms of award agreements thereunder.					*
10.2	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Harith Rajagopalan, M.D., Ph.D.	S‑1/A	333-276046	10.5	1/29/2024
10.3	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Lisa A. Davidson.	S‑1/A	333-276046	10.6	1/29/2024
10.4	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Jay D. Caplan.	S‑1/A	333-276046	10.7	1/29/2024
10.5	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Sarah Toomey.	S‑1/A	333-276046	10.8	1/29/2024
10.6	First Amendment to Severance Agreement and Change in Control Agreement, by and between the Registrant and Timothy Kieffer, Ph.D. (effective February 1, 2024).	S-1/A	333-276046	10.12	1/29/2024
10.7#	Employment Letter Agreement, dated March 8, 2024, by and between Fractyl Health, Inc. and Adrian Kimber.					*
10.8#	Master Services Agreement as Amended and Statement of Work dated April 25, 2024 by and between Velocity Global, LLC. and Fractyl Heath, Inc.					*
10.9	Employment Agreement dated May 10, 2024 by and between Velocity Global International Ltd., and Timothy Kieffer.					*
10.10	Fractyl Health, Inc. 2024 Incentive Award Plan and forms of award agreements thereunder.	10-K	001-41942	10.14	4/1/2024

10.11	Fractyl Health, Inc. 2024 Employee Stock Purchase Plan.	S-1/A	333-276046	10.16	1/29/2024
10.12	Fractyl Health, Inc. Non-Employee Director Compensation Program.	S-1/A	333-276046	10.17	1/29/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith

** Furnished herewith

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fractyl Health, Inc.

Date: May 13, 2024	By:	/s/ Harith Rajagopalan
Harith Rajagopalan
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Lisa A. Davidson
Lisa A. Davidson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)