Form 10-Q
period 2024-06-30
FRACTYL HEALTH, INC.
filed 2024-08-14
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2024, the number of shares of the registrant’s common stock outstanding was approximately 47,927,214.

BASIS OF PRESENTATION

Except where the context otherwise requires or where otherwise indicated, the terms "Fractyl," "Fractyl Health," "we," "us," "our," "our company," "Company" and "our business" refer to Fractyl Health, Inc and its subsidiaries.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim of final results, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our expectations related to the use of proceeds from our initial public offering ("IPO");
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

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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
•
We may not be able to file investigational device exemptions ("IDEs") or IDE supplements or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
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
•
We substantially rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations ("CROs"), to conduct certain aspects of our preclinical studies, and clinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain marketing authorization of or commercialize our product candidates and our business could be substantially harmed;
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

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	8
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 (unaudited)	9
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (unaudited)	10
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited)	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 3.	Defaults Upon Senior Securities	94
Item 4.	Mine Safety Disclosures	94
Item 5.	Other Information	94
Item 6.	Exhibits	95
	Signatures	97

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,439	$33,209
Accounts receivable	22	22
Inventory	64	73
Restricted cash, current	315	315
Prepaid expenses and other current assets	3,715	2,029
Total current assets	106,555	35,648
Restricted cash, long-term	4,255	4,255
Property and equipment, net	3,172	490
Right-of-use lease assets, operating	29,151	30,282
Other long-term assets	3,304	5,537
Total assets	$146,437	$76,212
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,287	$553
Accrued expenses and other current liabilities	7,112	7,331
Operating lease liabilities, current	4,882	2,731
Warrant liabilities, current	—	573
Total current liabilities	14,281	11,188
Notes payable, long-term	28,368	55,152
Operating lease liabilities, long-term	27,974	28,508
Warrant liabilities, long-term	4,095	19,096
Other long-term liabilities	964	—
Total liabilities	75,682	113,944
Commitments and contingencies
Convertible preferred stock (Series A, B, C-1, C-2, D, E and F), $0.00001 par value; no shares authorized and no shares issued or outstanding at June 30, 2024; 78,112,639 shares authorized and 77,994,156 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $0 and $379,081 at June 30, 2024 and December 31, 2023, respectively	—	287,330
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized, 47,913,235 shares issued and outstanding at June 30, 2024; 107,000,000 shares authorized, 2,105,815 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	437,922	21,554
Accumulated deficit	(367,167)	(346,616)
Total stockholders’ equity (deficit)	70,755	(325,062)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$146,437	$76,212

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$43	$72	$76	$77
Cost of goods sold	24	47	43	50
Gross profit	19	25	33	27
Operating expenses:
Research and development	16,762	9,141	31,186	18,490
Selling, general and administrative	6,242	2,759	13,374	5,519
Total operating expenses	23,004	11,900	44,560	24,009
Loss from operations	(22,985)	(11,875)	(44,527)	(23,982)
Other income (expense), net:
Interest income, net	1,375	154	2,473	571
Change in fair value of notes payable	(304)	(18,365)	6,382	(18,611)
Change in fair value of warrant liabilities	4,703	(129)	15,149	(134)
Other (expense) income, net	(18)	(17)	(28)	(8)
Total other income (expense), net	5,756	(18,357)	23,976	(18,182)
Net loss and comprehensive loss	(17,229)	(30,232)	(20,551)	(42,164)
Accretion of dividends on convertible preferred stock	—	(4,283)	(1,737)	(8,519)
Net loss attributable to common stockholders	$(17,229)	$(34,515)	$(22,288)	$(50,683)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(16.62)	$(0.57)	$(24.53)
Weighted-average number of common shares outstanding, basic and diluted	47,899,349	2,076,959	38,818,130	2,066,239

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

(Unaudited)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	77,994,156	$287,330	2,105,815	$-	$21,554	$(346,616)	$(325,062)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $11,223	—	—	7,433,332	—	100,277	—	100,277
Conversion of convertible preferred stock into common stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	133,987	—	163	—	163
Share-based compensation expense	—	—	—	—	5,217	—	5,217
Net loss	—	—	—	—	—	(3,322)	(3,322)
Balance at March 31, 2024	—	$—	47,896,908	$—	$434,116	$(349,938)	$84,178
Exercise of common stock options	—	—	16,327	—	16	—	16
Share-based compensation expense	—	—	—	—	3,790	—	3,790
Net loss	—	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2024	—	$—	47,913,235	$—	$437,922	$(367,167)	$70,755

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	77,994,156	$287,330	2,055,399	$-	$17,206	$(269,525)	$(252,319)
Stock-based compensation expense	—	—	—	—	857	—	857
Net loss	—	—	—	—	—	(11,932)	(11,932)
Balance at March 31, 2023	77,994,156	$287,330	2,055,399	$—	$18,063	$(281,457)	$(263,394)
Exercise of common stock options	—	—	33,899	—	30	—	30
Stock-based compensation expense	—	—	—	—	1,073	—	1073
Net loss	—	—	—	—	—	(30,232)	(30,232)
Balance at June 30, 2023	77,994,156	$287,330	2,089,298	$—	$19,166	$(311,689)	$(292,523)

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,551)	$(42,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	245	164
Non-cash interest expense	38	—
Non-cash operating lease expense	1,131	—
Loss on disposal of fixed assets	1	—
Stock-based compensation expense	9,007	1,930
Change in fair value of warrant liabilities	(15,149)	134
Change in fair value of notes payable, non-cash	(7,634)	18,611
Changes in operating assets and liabilities:
Accounts receivable	—	(56)
Inventory	9	(73)
Prepaid expenses and other current assets	(1,686)	769
Accounts payable	1,534	(434)
Accrued expenses and other current liabilities	1,062	98
Operating lease liabilities	1,617	(118)
Other long-term assets and liabilities	(72)	(67)
Net cash used in operating activities	(30,448)	(21,206)
Cash flows from investing activities:
Purchases of property and equipment	(1,319)	(75)
Net cash used in investing activities	(1,319)	(75)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	103,695	—
Proceeds from exercise of stock options	179	30
Payments related to offering costs	(2,854)	—
Principal payments on finance lease obligations	(23)	(4)
Net cash provided by financing activities	100,997	26
Net increase (decrease) in cash, cash equivalents and restricted cash	69,230	(21,255)
Cash, cash equivalents and restricted cash at beginning of period	37,779	53,524
Cash, cash equivalents and restricted cash at end of period	$107,009	$32,269
Supplemental disclosure of cash flow information:
Interest paid	$1,252	$—
Payment for operating leases within operating activities	$482	$911
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$287,330	$—
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$19,150	$—
Reclassification of warrant liability to equity upon initial public offering	$425	$—
Finance lease right-of-use asset obtained in exchange for lease liability	$1,409	$—
Reclassification of deferred offering costs to additional paid-in capital	$3,418	$—
Purchases of property and equipment included in accounts payable	$200	$—
Remeasurement of right-of-use asset on lease modification	$—	$1,352

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share information)

(Unaudited)

1. Nature of the Business

Fractyl Health, Inc. (the "Company") was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company subsequently changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company focused on pioneering new approaches to the treatment of metabolic diseases, including obesity and type 2 diabetes ("T2D"). The Company’s goal is to transform metabolic disease treatment from chronic symptomatic management to durable disease modifying therapies that target the organ level root causes of obesity and T2D. The Revita DMR System ("Revita"), the Company’s lead product candidate, is an outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat and high sugar diet, which can initiate obesity and T2D in humans. The Company is evaluating Revita in the REMAIN-1 study, a randomized, double-blind study of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy. In parallel to the randomized portion of the REMAIN-1 study, the Company also intends to have an open label cohort, REVEAL-1, that will follow a similar patient population and management protocol with open label data updates. The Company is also evaluating Revita in its pivotal Revitalize-1 study, a randomized, double-blind crossover, sham-controlled, multi-center study of Revita, and is currently enrolling patients with inadequately controlled T2D despite being on at least one glucose lowering agent ("GLA"). In addition, the Company is developing Rejuva, a novel, locally administered, adeno-associated virus delivered pancreatic gene therapy platform. Rejuva is designed to enable long term remission of obesity and T2D by durably altering metabolic hormone function in the pancreatic islet cells of patients. The Company believes Revita and Rejuva, if approved, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interest of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

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

Liquidity

Under ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s Board of Directors ("Board") before the date that the financial statements are issued.

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

The Company has a history of operating losses and had an accumulated deficit of $367,167 as of June 30, 2024. The Company has financed its operations to date primarily through sales of its convertible preferred stock, sales of its common stock in the IPO and debt financing. While a pilot commercial launch was initiated in Germany in the first quarter of 2023, the Company does not anticipate generating revenue from product sales in the United States unless and until it successfully completes clinical development and obtains marketing approvals from one or more of the product candidates. As a result, management expects continuing operating losses in the future. The Company believes that its cash and cash equivalents of $102,439 as of June 30, 2024 will be sufficient to fund the Company’s operating plan into the fourth quarter of 2025.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

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

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the planned IPO, are capitalized within other long-term assets. The deferred public offering costs are offset against IPO proceeds upon the consummation of the offering. As of December 31, 2023, the Company had deferred offering-related costs of $2,180. Upon closing of the Company’s IPO in February 2024, total deferred offering costs of $3,418 were transferred to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of June 30, 2024.

Leases

The Company has entered into operating leases for office and laboratory spaces and finance leases for certain laboratory equipment, which are accounted for in accordance with ASC 842, Leases.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement at inception. Operating leases are included in right-of-use lease assets ("ROU assets") and current and long-term lease liabilities on the Company’s condensed consolidated balance sheets. Lease expenses for operating leases are recognized on a straight-line basis over the lease term as an operating expense. Assets subject to finance leases are included in property and equipment, net, on the Company’s condensed consolidated balance sheets. Current and long-term portion of the related lease liabilities of the finance leases are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on the Company’s condensed consolidated balance sheets. Lease expenses for finance leases consist of depreciation of the assets, which is recognized on a straight-line basis over the useful life of the assets as an operating expense, and interest expense using the effective interest method over the lease term.

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

The Company uses the Black-Scholes option pricing model, which incorporates assumptions and estimates, to measure the fair value of its option awards on the date of grant of each stock option award. Prior to February 2024, the Company had been a private company and lacked company-specific historical and implied volatility information. The Company estimated its expected stock volatility based on an analysis of reported data for a publicly traded peer group of companies that granted options with substantially similar terms and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term assumption for employee grants is determined by using the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is based on the rate of the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are accounted for as they occur.

Recently Adopted Accounting Pronouncements

The Company has not adopted any accounting pronouncements during the six months ended June 30, 2024.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$65,779	$—	$—	$65,779
	$65,779	$—	$—	$65,779
Liabilities:
Warrant liabilities, long-term	—	—	4,095	4,095
Notes payable, long-term	—	—	28,368	28,368
	$—	$—	$32,463	$32,463

	Fair Value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$9,779	$—	$—	$9,779
	$9,779	$—	$—	$9,779
Liabilities:
Warrant liabilities, current	$—	$—	$573	$573
Warrant liabilities, long-term	—	—	19,096	19,096
Notes payable, long-term	—	—	55,152	55,152
	$—	$—	$74,821	$74,821

During the six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

See Note 5—"Notes Payable" for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—"Warrant Liabilities" for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Payroll and payroll-related expenses	$2,915	$3,500
External research and development services	3,076	1,711
Professional fees and consulting services	694	2,118
Other current liabilities	427	2
	$7,112	$7,331

5. Notes Payable

Notes payable, long-term consisted of the following:

	June 30,	December 31,
	2024	2023
2022 Convertible Notes	$—	$27,162
2023 Notes	28,368	27,990
	$28,368	$55,152

2022 Convertible Notes

On January 11, 2022, the Company entered into a financing arrangement with certain lenders (the "2022 Lenders") in which the Company issued convertible promissory notes in exchange for an aggregate principal amount of $20,075 (the "2022 Convertible Notes"). Under the original terms of the 2022 Convertible Notes, interest accrued on the unpaid principal balance of the 2022 Convertible Notes at the rate of 3% per year until paid or converted in full. Subject to the conversion provisions, all principal and accrued interest on the 2022 Convertible Notes was to be due and payable on July 11, 2023 (the "Original Maturity Date").

On July 11, 2023 (the "reissuance date"), the Company paid $78 to settle in full the outstanding principal and accrued interest owed to one of the lenders under the 2022 Convertible Notes and issued amended and restated convertible promissory notes to certain of the lenders (the "Continuing 2022 Lenders") in replacement of, but not in payment of, the remainder of the 2022 Convertible Notes. As part of these amendments, among other changes, the Continuing 2022 Lenders agreed to extend the maturity date of the outstanding principal and accrued but unpaid interest on the 2022 Convertible Notes to December 31, 2024. Following these amendments, $20,899 in aggregate principal under the 2022 Convertible Notes remained outstanding and accrued interest at the rate of 10% per year until they were paid or converted in full. In connection with entering into these amendments, the Company issued to the Continuing 2022 Lenders warrants to purchase shares of the Company’s common stock with par value of $0.00001 per share. The warrants were recorded as part of the warrant liabilities on the condensed consolidated balance sheet.

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

The following table provides a rollforward of the fair value of the 2022 Convertible Notes:

Fair Value
Balance as of December 31, 2023	$27,162
Decrease in fair value	(8,012)
Conversion into common stock	(19,150)
Balance as of June 30, 2024	$—

2023 Notes

On September 7, 2023, the Company entered into a credit agreement with certain lenders (the "2023 Lenders") that provides for term loans in an aggregate principal amount of $45,000 (the "Applicable Commitments") in two tranches (the "2023 Notes"). The first tranche with a principal amount of $30,000 was extended on September 7, 2023. The second tranche with a principal amount of $15,000 may be extended upon the Company’s achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20,000 that may be extended to the Company, subject to the lenders’ prior written consent in their sole discretion.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind (the "PIK interest") and added to the outstanding principal amount of the loans. Beginning September 30, 2026, the Company is required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the credit agreement, the first principal payment date can be extended to September 30, 2027, at the Company's option, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. As of June 30, 2024, the Company achieved the defined milestones and can therefore elect to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, the Company is required to make an additional payment to the 2023 Lenders a 6.0% fee (the "Exit Fee") over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total Applicable Commitments of $45,000 plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

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

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

Fair Value
Balance as of December 31, 2023	$27,990
Increase in fair value	1,630
Payment of interest	(1,252)
Balance as of June 30, 2024	$28,368

The 2023 Notes are subject to specific financial covenants, which include (i) a minimum liquidity covenant that requires the Company to maintain a minimum $10,000 balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions, and (ii) a financing milestone covenant requiring that (a) we have received proceeds from an equity financing or series of financings (including the net proceeds from the IPO) of at least $40,000 during the period commencing on September 7, 2023 and ending on or prior to February 15, 2024, and (b) we have received equity financing or series of financings of at least $100,000 (inclusive of such equity financing or series of financings in the preceding clause (a)) during the period commencing as of September 7, 2023 and prior to June 30, 2024. In addition, the 2023 Notes also contain customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of June 30, 2024, the Company was in compliance with the financial covenants and other terms of the arrangement.

6. Warrant Liabilities

2014 Warrant

In January 2014, the Company issued a fully vested warrant to purchase 118,483 shares of the Company’s Series B convertible preferred stock (the "2014 Warrant") in connection with a loan and security agreement entered into in January 2014. The 2014 Warrant was immediately exercisable at an exercise price of $1.266 per share and has a contractual term of ten years from issuance. The fair value of the 2014 Warrant at issuance was $48 and was recorded as part of the warrant liabilities in the condensed consolidated balance sheet.

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

This fair value measurement of the 2014 Warrant was based on significant inputs that are not observable in the market and represented a Level 3 measurement. The following table provides a rollforward of the fair value of the Company’s warrant liability:

Fair Value
Balance as of December 31, 2023	$573
Change in fair value	(148)
Reclassification to equity	(425)
Balance as of June 30, 2024	$—

The 2014 Warrant was fully cashless exercised on the amended expiration date of March 7, 2024, as a result of which a total of 38,544 shares of common stock were issued to the warrant holder.

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the "July 2023 Warrants"). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20,899, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through June 30, 2024.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

June 30
2024
Risk-free interest rate	4.3%
Expected term (in years)	9.0
Expected volatility	57%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$16,419
Decrease in fair value	(12,848)
Balance as of June 30, 2024	$3,571

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the "September 2023 Warrants"). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4,200, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through June 30, 2024.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

June 30
2024
Risk-free interest rate	4.3%
Expected term (in years)	9.2
Expected volatility	57%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$2,677
Decrease in fair value	(2,153)
Balance as of June 30, 2024	$524

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of June 30, 2024:

Year Ending December 31,
2024 (Remaining)	$2,838
2025	5,820
2026	5,978
2027	5,780
2028	5,735
Thereafter	34,767
Total future minimum lease payments	60,918

Please see Note 7—"Leases" in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the Company's material lease agreements.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

8. Convertible Preferred Stock

The Company issued Series A, Series B, Series C-1, Series C-2, Series D, Series E and Series F convertible preferred stock (collectively, the "Convertible Preferred Stock"). The holders of Convertible Preferred Stock had liquidation rights in the event of a deemed liquidation that, in certain circumstances, is not solely within the control of the Company. Therefore, the Convertible Preferred Stock was classified outside of stockholders’ deficit at December 31, 2023. The Company had authorized 78,112,639 shares of $0.00001 par value convertible preferred stock as of December 31, 2023. Upon the closing of the IPO on February 6, 2024, all of the Company’s Convertible Preferred Stock shares were automatically converted into 36,343,909 shares of the Company’s common stock.

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

Upon the closing of the IPO, all the warrants to purchase the Company's Convertible Preferred Stock were converted into warrants to purchase the Company's common stock. Please see Note 10—"Convertible Preferred Stock" in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the convertible preferred stock.

9. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of June 30, 2024.

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

10. Stock-Based Compensation

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan, as amended, (the "2011 Plan") provided for the Company to grant restricted stock, restricted stock units, incentive stock options and nonqualified stock options with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. Incentive stock options could only be granted to employees. The 2011 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting schedules and other restrictions of awards were determined at the discretion of the board of directors or by a committee of the board of directors if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of stock option could not be greater than ten years. Upon the effective date of the 2024 Incentive Award Plan, as discussed below, the Company ceased granting equity awards under the 2011 Plan.

2024 Incentive Award Plan

On January 26, 2024, the Company's board of directors adopted the 2024 Incentive Award Plan (the "2024 Plan"), which became effective on February 1, 2024. The 2024 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, stock appreciation rights and other stock or cash-based awards with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting schedules and other restrictions on awards are determined at the discretion of the board of directors or by a committee of the board of directors if so delegated, except that the term of any stock option may not be greater than ten years. The number of shares of the Company's common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares plus the number of shares subject to awards outstanding under the 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board.

2024 Employee Stock Purchase Plan

On January 26, 2024, the Company's board of directors adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP Plan"), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 ESPP Plan was 487,070 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,580	$665	$3,555	$1,185
Selling, general and administrative	$2,210	408	5,452	745
	$3,790	$1,073	$9,007	$1,930

During the year ended December 31, 2023, the Company granted certain restricted stock units ("RSUs") which have a one-year cliff vesting with performance conditions based on the timing of occurrence of certain changes in control or a financing event. Upon the completion of the Company's IPO in February 2024, the performance condition was achieved.

During the six months ended June 30, 2024, the Company recognized stock-based compensation expense of $4,434 related to these RSUs. No RSUs were granted during the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company granted to its employees and directors stock options to purchase a total of 2,625,736 shares of common stock, of which options to purchase 1,157,600 shares of common stock were performance-based awards with the number of shares eligible to vest determined based on the achievement of certain operational metrics. During the six months ended June 30, 2024, the Company recognized stock-based compensation expense of $1,405 related to these performance-based awards using an accelerated attribution method based on estimated probability of attaining the operational metrics as of June 30, 2024.

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three And Six Months Ended
	2024	2023
Series A Convertible Preferred Stock	—	2,562,900
Series B Convertible Preferred Stock	—	5,280,969
Series C-1 Convertible Preferred Stock	—	4,223,960
Series C-2 Convertible Preferred Stock	—	7,146,525
Series D Convertible Preferred Stock	—	5,589,207
Series E Convertible Preferred Stock	—	5,982,550
Series F Convertible Preferred Stock	—	5,557,798
Outstanding stock options	10,830,393	8,897,841
Outstanding restricted stock units	604,509	—
Common stock warrants	161,616	161,616
Series B Convertible Preferred Stock warrants	—	55,211
Total	11,596,518	45,458,577

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties, assumptions, and other important factors. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and the section titled "Forward-Looking Statements" included elsewhere herein. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements.

Business Overview

We are a metabolic therapeutics company focused on pioneering new approaches to the treatment of metabolic diseases, including obesity and type 2 diabetes. We aim to develop durable disease-modifying therapies that are designed to provide long-term maintenance of metabolic health without requiring lifetime treatment by targeting the organ-level root causes of obesity and T2D.

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. The Revita DMR System, or Revita, is approved in Europe under a Conformitè Europëenne, or CE mark and has received reimbursement authorization through NUB in Germany for the treatment of T2D. In the first half of 2023, we initiated a limited commercial pilot in a single center in Dusseldorf, Germany. We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our initial public offering ("IPO") and debt financing.

In July 2024, the U.S. Food and Drug Administration (the "FDA") granted Breakthrough Device Designation for the Company’s Revita System for use in the maintenance of weight loss after discontinuation of GLP-1 drugs. Breakthrough Device Designation will enable priority regulatory review with the FDA upon successful completion of the REMAIN-1 study, as well as the potential for an early or accelerated decision on reimbursement by the Centers for Medicare & Medicaid Services (the "CMS"). The Company is evaluating Revita in the REMAIN-1 study, which was initiated in the third quarter of 2024. The Company anticipates reporting open label data from the REVEAL-1 cohort of REMAIN-1 in the fourth quarter of 2024 and anticipates a mid-point data analysis of the REMAIN-1 cohort in the second quarter of 2025.

In June 2024, the FDA approved an amendment to the clinical study protocol for the Revitalize-1 study of our Revita device, which expands eligibility to patients with T2D who are inadequately controlled on any glucose lowering agent ("GLA"), including GLP-1 agonists and/or insulin, thus expanding the potential U.S. treatment population by nearly six-fold. We are currently enrolling this study and expect to report topline data in mid-2025.

In June 2024, the Company presented new head-to-head preclinical data comparing Rejuva to semaglutide as part of a President Select Abstract at ADA’s 84th Scientific Sessions in Orlando, FL. These data demonstrated statistically significant improvements in the percentage and durability of weight reductions, as well as a greater relative proportion of fat mass to lean mass loss in mice treated with Rejuva versus semaglutide.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the three and six months ended June 30, 2024, we incurred net losses of $17.2 million and $20.6 million, respectively. Our net loss was $30.2 million and $42.2 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $367.2 million. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Ongoing Germany Real-World Registry

In 2023, we initiated the Germany Real-World Registry, a prospective, post-market, clinical follow-up study to evaluate the Revita DMR Procedure in patients with inadequately controlled T2D. Our target inclusion criteria includes patients ages 18 and over, with a baseline HbA1c between 7.0% and 10.0%, a BMI of less than or equal to 45 and on at least one ADA. The study will assess change in HbA1c, change in number of ADAs, safety and tolerability, quality of life and patient reported outcomes, and healthcare utilization expenditure over five years in patients with T2D after receiving the Revita DMR Procedure in a real-world setting.

As of August 8, 2024, we have treated 37 patients with DMR and enrolled 31 patients in the registry study with 12-month follow-up data from 11 patients. At baseline, prior to Revita, these patients were a median age of 62 years, with obesity and advanced T2D, a median body weight of 111 kilograms (245 pounds; BMI 32 kg/m2) and median baseline HbA1c of 9.6% despite using up to three GLAs. Approximately two-thirds of these patients were male. At 12 months, these patients’ median weight decreased from 111 kilograms (245 pounds) to 97 kilograms (214 pounds), representing a nearly 13% total body weight loss, and their median HbA1c decreased from 9.6% to 7.2%. In addition, the number of glucose lowering medications remained stable or decreased for 10 out of the 11 patients at 12 months. To date, no device or procedure-related serious adverse events have been reported. It is important to note that weight loss was observed as early as 1-month post-Revita procedure, and weight loss was generally maintained through 1 year of follow-up (see data table), which demonstrates in a real-world setting the potential for a single Revita procedure to be a durable weight maintenance solution.

The following table reflects German Real-World Registry Weight and Blood Sugar Data Post-Revita Procedure:

Endpoint	Baseline	3 Months	6 Months	12 Months
Weight (kg)	111	101	100	97
HbA1c (%)	9.6	7.1	7.6	7.2

Median values shown. Fractyl Health data on file, n=11. NCT06256497. HbA1c=glycated hemoglobin.

We plan to continue to enroll more patients in the Germany Real-World Registry across several centers and will continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis. We are planning to disclose additional registry data from a larger number of patients at a scientific congress later this year.

Components of our Condensed Consolidated Results of Operations

There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (our "Annual Report"), except as stated below.

The following table reflects our research and development expense, including direct program-specific expense summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Direct program-specific expenses:
Revita	$5,878	$2,924	$10,512	$5,839
Rejuva	1,525	485	2,235	1,308
Total direct program-specific expenses	7,403	3,409	12,747	7,147
Indirect expenses	2,087	1,038	4,459	1,926
Personnel-related expenses (including stock-based compensation)	7,272	4,694	13,980	9,417
Total research and development expenses	$16,762	$9,141	$31,186	$18,490

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

Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q as well as Note 2 to our audited financial statements as of and for the year ended December 31, 2023 included in our Annual Report. There have been no material changes to the accounting policies most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of operations contained in our Annual Report.

Results of Operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$43	$72	$(29)	(40.3%)
Cost of goods sold	24	47	(23)	(48.9%)
Gross profit	19	25	(6)	(24.0%)
Operating expenses:
Research and development	16,762	9,141	7,621	83.4%
Selling, general and administrative	6,242	2,759	3,483	126.2%
Total operating expenses	23,004	11,900	11,104	93.3%
Loss from operations	(22,985)	(11,875)	(11,110)	93.6%
Other income (expense), net	5,756	(18,357)	24,113	(131.4%)
Net loss and comprehensive loss	$(17,229)	$(30,232)	$13,003	(43.0%)

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the three months ended June 30, 2024 and 2023 was related to our pilot commercial launch in Germany.

Research and Development Expenses

Research and development expenses increased by $7.6 million, or 83.4%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increased clinical, Rejuva, engineering and facilities expenditures, as well as increased personnel-related expenses. Clinical study expenses increased by $2.6 million due to the initiation of Remain-1 and the progress made in Revitalize-1. Rejuva-related research and engineering expenditures increased by $1.0 million due to the continued development of our Rejuva program. Revita-related engineering expenses also increased by $0.3 million due to continued development effort of our Revita system. Allocated facilities expenses increased by $1.1 million as our new office and laboratory space lease in Burlington, MA, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $1.6 million as a result of the expansion of our workforce and our effort to bring certain clinical and scientific resources in house. In addition, stock-based compensation increased by $0.9 million primarily due to new options and restricted stock units ("RSUs") issued.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.5 million, or 126.2%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increased professional services, insurance and facilities expenditures, as well as personnel-related expenses. Professional services expenses increased by $0.5 million primarily due to the increased legal, audit, accounting and other administrative expenses incurred to operate as a public company. Insurance expenses increased by $0.3 million mainly due to higher public company director and officer ("D&O") insurance premium. Allocated facilities expenses increased by $0.2 million as our new office and laboratory space lease in Burlington, Massachusetts, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $0.6 million as a result of the expansion of our workforce. In addition, stock-based compensation increased by $1.8 million primarily due to new options and RSUs issued.

Other Income (Expense), Net

Other income, net, of $5.8 million during the three months ended June 30, 2024 was primarily attributable to $4.7 million gain from the change in fair value of warrant liabilities and $1.4 million interest income, offset by $0.3 million loss from the change in fair value of notes payable. Other expense, net, of $18.4 million during the three months ended June 30, 2023 was primarily attributable to $18.4 million loss from the change in fair value of notes payable and $0.1 million loss from the change in fair value of warrant liabilities, offset by $0.2 million interest income.

We recognized a gain of $4.7 million from the decrease in fair value of warrant liabilities during the three months ended June 30, 2024, which consisted of $4.1 million gain related to the July 2023 Warrants and $0.6 million gain related to the September 2023 Warrants. The decrease in the fair value of these warrants was mainly due to the decrease in the fair value of the underlying shares of common stock. We recognized a loss of $0.1 million from the change in fair value of warrant liabilities during the three months ended June 30, 2023 related to the 2014 Warrant, which was due to the increase in the fair value of the underlying shares of preferred stock to be purchased under the warrant.

We recognized a loss of $0.3 million from the increase in fair value of the 2023 Notes during the three months ended June 30, 2024, which was due to a combination of the fluctuation of market interest rate and the accrual of the PIK interests. No gain or loss was recognized for the 2023 Notes during the three months ended June 30, 2023 because the 2023 Notes were not entered into until September 2023.

We recognized a loss of $18.4 million from the increase in fair value of the 2022 Convertible Notes during the three months ended June 30, 2023, which was primarily driven by the consideration of known and knowable terms of the subsequent amendments to the 2022 Convertible Notes along with the concurrent issuance of warrants to purchase common stock to the lenders. No gain or loss was recognized for the 2022 Convertible Notes during the three months ended June 30, 2024 because all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock upon the closing of the IPO on February 6, 2024.

In addition, interest income earned from our cash deposits increased by $1.2 million due to higher deposit balances upon the completion of our IPO as well as higher market interest rates.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$76	$77	$(1)	(1.3%)
Cost of goods sold	43	50	(7)	(14.0%)
Gross profit	33	27	6	22.2%
Operating expenses:
Research and development	31,186	18,490	12,696	68.7%
Selling, general and administrative	13,374	5,519	7,855	142.3%
Total operating expenses	44,560	24,009	20,551	85.6%
Loss from operations	(44,527)	(23,982)	(20,545)	85.7%
Other income (expense), net	23,976	(18,182)	42,158	(231.9%)
Net loss and comprehensive loss	$(20,551)	$(42,164)	$21,613	(51.3%)

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the six months ended June 30, 2024 and 2023 was related to our pilot commercial launch in Germany.

Research and Development Expenses

Research and development expenses increased by $12.7 million, or 68.7%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increased clinical, Rejuva and facilities expenditures, as well as personnel-related expenses. Clinical study expenses increased by $4.9 million due to the initiation of Remain-1 and the progress made in Revitalize-1. Allocated facilities expenses increased by $2.5 million as our new office and laboratory space lease in Burlington, MA, commenced on November 1, 2023. Rejuva-related expenditures increased by $0.9 million due to continued development in our Rejuva program. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $2.2 million as a result of the expansion of our workforce and our effort to bring certain clinical and scientific resources in house. In addition, stock-based compensation increased by $2.4 million primarily due to new option and RSUs issued. These increases were partially offset by a decrease of $0.2 million in medical affairs expenditures primarily due to the timing of the collaborative medical research projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.9 million, or 142.3%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increased professional services, insurance and facilities expenditures, as well as personnel-related expenses. Professional services expenses increased by $1.1 million primarily due to the increased legal, audit, accounting and other administrative expenses incurred to operate as a public company. Insurance expenses increased by $0.5 million mainly due to higher public company D&O insurance premium. Allocated facilities expenses increased by $0.4 million as our new office and laboratory space lease in Burlington, Massachusetts, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $1.0 million as a result of the expansion of our workforce. In addition, stock-based compensation increased by $4.7 million primarily due to new options and RSUs issued.

Other Income (Expense), Net

Other income, net, of $24.0 million during the six months ended June 30, 2024 was primarily attributable to $15.1 million gain from the change in fair value of warrant liabilities, $6.4 million gain from the change in fair value of notes payable and $2.5 million interest income. Other expense, net, of $18.2 million during the six months ended June 30, 2023 was primarily attributable to $18.6 million loss from the change in fair value of notes payable and $0.1 million loss from the change in fair value of warrant liabilities, offset by $0.6 million interest income.

We recognized a gain of $15.1 million from the decrease in fair value of warrant liabilities during the six months ended June 30, 2024, which consisted of $12.8 million gain related to the July 2023 Warrants, $2.2 million gain related to the September 2023 Warrants and $0.1 million gain related to the 2014 Warrant. The decrease in the fair value of these warrants was mainly due to the decrease in the fair value of the underlying shares of common stock to be purchased under these warrants. We recognized a loss of $0.1 million from the change in fair value of warrant liabilities during the six months ended June 30, 2023 related to the 2014 Warrant, which was due to the increase in the fair value of the underlying shares of preferred stock to be purchased under the warrant.

We recognized a gain of $8.0 million from the decrease in fair value of 2022 Convertible Notes during the six months ended June 30, 2024, which was primarily driven by the decline in our common stock value after the IPO. Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity. The gain from the decrease in fair value of the 2022 Convertible Notes was offset by a loss of $1.6 million from the increase in fair value of the 2023 Notes during the six months ended June 30, 2024 due to a combination of the fluctuation of market interest rate and the accrual of the PIK interests.

We recognized a loss of $18.6 million from the increase in fair value of the 2022 Convertible Notes during the six months ended June 30, 2023, which was primarily driven by the consideration of known and knowable terms of the subsequent amendments to the convertible notes along with the concurrent issuance of warrants to purchase common stock to the lenders. No gain or loss was recognized for the 2023 Notes during the six months ended June 30, 2023 because the 2023 Notes were not entered into until September 2023.

In addition, interest income earned from our cash deposits increased by $1.9 million due to higher deposit balances upon the completion of our IPO as well as higher market interest rates.

Liquidity and Capital Resources

We believe that we maintain a level of liquidity sufficient to allow us to meet our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments.

As of June 30, 2024, we had approximately $102.4 million of cash and cash equivalents. On February 6, 2024, we completed our IPO, in which we issued and sold 7,333,333 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $98.9 million, after deducting the underwriting discounts and other offering expenses. On March 5, 2024, we issued an additional 99,999 shares of our common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares at the IPO public price of $15.00 per share, for additional net proceeds of approximately $1.4 million, after deducting the underwriting discounts and commissions.

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

The credit agreement, as amended, contains the following financial covenants: (i) a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions, and (ii) a financing milestone covenant requiring that (a) we have received proceeds from an equity financing or series of financings (including the net proceeds from the IPO) of at least $40.0 million during the period commencing on September 7, 2023 and ending on or prior to February 15, 2024, and (b) we have received equity financing or series of financings of at least $100.0 million (inclusive of such equity financing or series of financings in the preceding clause (a)) during the period commencing as of September 7, 2023 and prior to June 30, 2024. As of June 30, 2024, we were in compliance with the financial covenants and other terms of the arrangement.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind and added to the outstanding principal amount of the 2023 Notes. Beginning September 30, 2026, we are required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the credit agreement, the first principal payment date can be extended to September 30, 2027, at our election, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. As of June 30, 2024, we achieved the defined milestones and can therefore elect to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, we are required to make an additional payment to the Lenders of a 6.0% fee, or the Exit Fee, over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total commitment of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

As of June 30, 2024, the balance of the 2023 Notes was carried at its fair value of $28.4 million.

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

As of June 30, 2024, we had cash and cash equivalents of $102.4 million. Based on our current business plans, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, debt repayment obligations and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(30,448)	$(21,206)
Net cash used in investing activities	(1,319)	(75)
Net cash provided by financing activities	100,997	26
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,230	$(21,255)

Operating Activities

Cash used in operating activities of $30.4 million for the six months ended June 30, 2024 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $20.6 million adjusted for net non-cash income of $12.4 million, primarily consisting of $15.1 million gain from change in fair value of warrant liabilities and $7.6 million gain from change in fair value of notes payable (non-cash portion), offset by $9.0 million stock-based compensation, $1.1 million non-cash operating lease expense and $0.2 million depreciation. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $2.5 million.

Cash used in operating activities of $21.2 million for the six months ended June 30, 2023 was primarily driven by spending on our ongoing clinical study, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Our net loss of $42.2 million was partially offset by non-cash items totaling $20.8 million, primarily consisting of $18.6 million loss from change in fair value of convertible notes payable, $1.9 million stock-based compensation, $0.2 million of depreciation and $0.1 million loss from change in fair value of warrant liabilities. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $0.1 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 were related to the purchase of property and equipment. The increase in the six months ended June 30, 2024 compared with the six months ended June 30,

2023 was primarily due to our spending on leasehold improvement, office furniture and information technology equipment as we moved into our new office and laboratory space in Burlington, MA.

Financing Activities

Cash provided by financing activities of $101.0 million for the six months ended June 30, 2024 was primarily driven by the $103.7 million capital raised from the IPO, net of discounts and commissions, partially offset by $2.9 million payments of public offering costs made to third-party service providers. We also received proceeds of $0.2 million from stock option exercises.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

As of June 30, 2024, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of June 30, 2024, our future contractual commitments for our leases were $60.9 million. For additional information on our leases and timing of future payments, please see Note 7— "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

JOBS Act Accounting Election

We are an "emerging growth company" within the meaning of the Jumpstart Our Business Act of 2012, or JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We have also elected to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk, credit risk, foreign currency risk, and inflation risk. These market risks arise in the normal course of business. There have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements." Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

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

Medical device and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an organ-editing metabolic therapeutics company with a limited operating history in developing medical devices and biopharmaceutical products, which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale in the United States and have not generated any revenue from product sales. We received a CE mark for Revita in Europe in 2016, and have received reimbursement authorization through NUB in Germany for the treatment of T2D. To date, we have devoted substantially all of our resources and efforts to increasing our manufacturing capacity, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking preclinical and clinical studies of our product candidates, including the ongoing Revitalize-1 pivotal clinical study of Revita in patients with inadequately controlled T2D despite being on at least one GLA, as well as the Remain-1 pivotal clinical study of Revita in patients with obesity who have lost at least 15% total body weight on GLP-1RA therapy and wish to discontinue their GLP-1RA without weight regain. We have not yet demonstrated our ability to successfully complete any pivotal clinical studies, submit a Premarket Approval application, or PMA, a new drug application, or NDA, or biologic license application, or BLA, or similar marketing authorization application, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new medical devices and biopharmaceutical products than it could be if we had a longer operating history.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our initial public offering and debt financing. We have incurred a net loss of approximately $20.6 million and $42.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $367.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, Revita, is currently undergoing a pivotal clinical study in patients with inadequately controlled T2D despite being on at least one GLA. The

Company is also evaluating Revita in the REMAIN-1 clinical study, a randomized, double-blind trial of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy and wish to discontinue their GLP-1RA without weight regain. We expect that it will be several years, if ever, before we have a commercialized product in the United States and generate significant revenue from product sales. Even if we succeed in receiving marketing approval or certification for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

As of June 30, 2024, we had approximately $102.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of June 30, 2024, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our IPO, together with other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. To date, we have not completed an analysis under Section 382. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

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

To the extent we intend to sell medical devices in member states of the European Union, or EU, our products must comply with the general safety and performance requirements of the Medical Devices Regulation, or MDR (Regulation (EU) No 2017/745), which repeals and replaces the Medical Devices Directive, or the MDD. Compliance with these requirements is a prerequisite to be able to affix the European conformity, or CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the technical file and the manufacturer’s quality system (notified bodies must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements), design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues an EU certificate, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. See Part I, Item 1. Business—Government Regulation—Regulation of Medical Devices in the European Union in our Annual Report for more information.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA, 510(k) premarket notification or de novo classification request, a company must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical studies in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such studies may not support marketing authorization of the investigational device. Moreover, certainty that clinical studies will meet desired endpoints or produce meaningful or useful data and be free of unexpected adverse effects cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue. Similar requirements may apply in jurisdictions outside the United States.

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

Although we would expect to submit a compliant, truthful and complete application, we cannot guarantee that the FDA would approve it. If the FDA were to disapprove our IDE application or propose to withdraw prior approval, we would have the right to request a regulatory hearing. However, we cannot guarantee what the outcome of such a hearing would be. If are required and fail to obtain approval of an IDE, the FDA may prohibit us from conducting our investigation, or place us on a "clinical hold," which could result in significant delay to our clinical studies or prevent us from completing them at all.

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

Revita has received Breakthrough Device designation from the FDA for the hydrothermal ablation of the duodenal mucosa to improve glycemic control and eliminate insulin needs in T2D patients who are inadequately controlled on long-acting insulin therapy. Additionally, the FDA granted Breakthrough Device designation for the Company’s Revita System for use in the maintenance of weight loss after discontinuation of GLP-1 drugs. Breakthrough Device designation is available to medical devices that meet certain eligibility criteria, including that there is a reasonable expectation that the device will provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. In granting breakthrough device designation to Revita, the FDA found the following: there is a reasonable expectation that Revita will provide for more effective treatment or T2D patients who are inadequately controlled on long-acting insulin therapy; Revita represents a breakthrough technology; Revita, if found to be safe and effective, could offer significant advantages over existing approved or cleared alternatives; and the availability of Revita, if found to be safe and effective, would be in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.

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

Hospitals and other healthcare providers that purchase our product, if approved, for treatment of their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with our products, if approved, as part of a "bundled" rate for the associated procedures. The existence of coverage and adequate reimbursement for our products, if approved, and the procedures performed with them by government and private payors is critical to market acceptance of our existing and future products. Neither hospitals nor physicians are likely to use our product, if approved, and any future products if they do not receive adequate reimbursement for the procedures utilizing such products.

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

Many hospitals, clinics and other health care providers in the United States participate in group purchasing organizations, or GPOs, which may incentivize their members to make a relatively large proportion of purchases of medical technology from a limited number of vendors of similar products that have contracted with the GPO to offer discounted prices to the GPO’s members. Accordingly, the commercial success of our products may also depend to some extent on our ability to either negotiate favorable purchase contracts with key group purchasing organizations and/or persuade hospitals and clinics to purchase our product "off contract." The healthcare industry in the United States has experienced a trend toward cost containment as government and private payors seek to control healthcare costs by paying service providers lower rates. While we believe that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Private payors frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payors are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. Because of these programs, and related payor efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our product profitably if third-party payors deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payors to hospitals could adversely affect our ability to market, sell our products, and negatively affect our financial performance.

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

Further, we will be required to comply with FDA and other regulatory authorities’ promotion and advertising rules, which include, among others, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as "off-label use"), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. Although the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance or certification has not been issued. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS or similar program for our gene therapy candidates, if approved.

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

The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU and EEA for medical devices and to ensure a high level of safety and health while supporting innovation. See Part I, Item 1. Business—Government Regulation—Regulation of Medical Devices in the European Union in our Annual Report for more information.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable" based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Our future success is dependent on our ability to timely advance and complete clinical studies, obtain marketing approval or certification for and successfully commercialize Revita. In 2016, Revita was CE marked under the MDD. The certificate was renewed under the MDD on March 8, 2021. However, we have only received reimbursement authorization for this product in Germany for the treatment of T2D. We are investing significant efforts and financial resources in the research and development of Revita as well as our Rejuva gene therapy candidates. We are currently conducting a pivotal clinical study of Revita in patients with inadequately controlled T2D despite being on at least one GLA. We are also initiating a pivotal clinical study of Revita in patients with obesity who have lost at least 15% total body weight on GLP-1RA therapy and wish to discontinue their GLP-1RA without weight regain. Revita will require additional clinical development, evaluation of clinical manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales in the United States. We are not permitted to market or promote Revita or any other product candidate, before we receive marketing approval or certification from the FDA or comparable foreign regulatory authorities or notified bodies, and we may never receive such marketing approvals or certifications.

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

Even if we successfully advance any other product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this "Risk Factors" section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval or certification of, commercialize or generate significant revenue from our other product candidates.

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

We have never obtained marketing approval for a product candidate in the United States. It is possible that the FDA may refuse to accept for substantive review any PMAs, BLAs or similar applications that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. We believe our proposed approach of treating obesity and T2D through the Revita DMR Procedure and our Rejuva gene therapy candidates is novel and, as a result, the process for, and the outcome of, our efforts to seek FDA approval is especially uncertain. If the FDA does not accept or approve our PMAs or BLAs for our product candidates, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any PMA or BLA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our PMAs or BLAs.

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

Commercialization of Revita, our Rejuva gene therapy candidates and any of our other future product candidates in the United States and other jurisdictions in which we intend to pursue marketing approval or certification for such product candidates is a key element of our strategy. To be commercially successful, we must establish through clinical studies and convince physicians, hospitals and other healthcare providers, as well as potential patients, that the Revita DMR Procedure and our Rejuva gene therapy candidates are superior and attractive alternatives to currently available treatment options. Acceptance of our Rejuva gene therapy candidates and the Revita DMR Procedure depends on establishing their safety and effectiveness, including the Revita DMR Procedure’s durability in treating obesity or T2D, and educating our target audience about their distinct characteristics, potential benefits, safety and ease-of-use. If we are not successful in establishing safety, effectiveness and ease of use, and conveying that our product candidates, if approved or certified, or the procedures and treatment they enable, provide superior results compared to existing technologies, practices and/or therapies, or that these product candidates improve patient outcomes, we may experience reluctance or refusal on the part of physicians, hospitals and other healthcare providers to accept and order, and third-party payors to pay for the treatment or procedures performed with, our product candidates, or patients may elect not to undergo the Revita DMR Procedure or take our Rejuva gene therapy candidates.

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

These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that the Revita DMR Procedure and our Rejuva gene therapy candidates are an appropriate option for treating metabolic diseases, such as obesity and T2D, may be superior to available treatments and may be more cost-effective than alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in metabolic disease treatment guidelines and gaining broad market acceptance by healthcare providers, third-party payors and patients for our products, if approved, or procedures in which our products are used.

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

We intend to focus our sales, marketing and training efforts on diabetologists, gastroenterologists and interventional endoscopists. However, the initial point of contact for many patients suffering from obesity and/or T2D may be primary care physicians, or PCPs, or other referring medical professionals, such as nurse practitioners or physician assistants, who commonly see patients who have, or who are at risk of developing, obesity and/or T2D. We believe that education of PCPs, and other medical professionals caring for patients with metabolic diseases, about the clinical merits and patient benefits of the Revita DMR Procedure and our Rejuva gene therapy candidates is an important element of the adoption and market acceptance of our product candidates. If we fail to educate PCPs and other medical professionals, or if we educate them but they disagree with the clinical merits, patient benefits and ease-of-use of the DMR procedure using Revita and/or our Rejuva gene therapy candidates, or do not modify their current referral pattern to refer obesity and/or

T2D patients to diabetologists, gastroenterologists and interventional endoscopists to perform the DMR procedure using Revita, our ability to achieve our projected revenues may be impaired.

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

Our success depends on the medical and third-party payor communities’ acceptance of our product candidates as tools and/or therapies that are useful to diabetologists, gastroenterologists and interventional endoscopists in treating patients with obesity, T2D and other metabolic diseases. The safety and effectiveness of the Revita DMR Procedure and our Rejuva gene therapy candidates have not been established, and we cannot assure you that any data that we or others generate will be consistent with the preclinical and clinical studies we have completed, or those we intend to complete. Even if our clinical studies demonstrate safety and effectiveness sufficient to gain regulatory approval for Revita or our Rejuva gene therapy candidates, certain diabetologists, gastroenterologists, interventional endoscopists, hospitals, ambulatory surgery centers and third-party payors may not find data from our clinical studies compelling or may prefer to see longer-term effectiveness data before adopting or covering the DMR procedure using Revita and/or our Rejuva gene therapy candidates. If providers do not adopt or third-party payors do not provide coverage for the DMR procedure using Revita and/or our Rejuva gene therapy candidates, our business will be materially and adversely affected.

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

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payors. Private individuals can bring FCA "qui tam" actions, on behalf of the government and such individuals, commonly known as "whistleblowers," may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil FCA, the government may impose significant civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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

Certain provisions of the ACA have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law, including the Tax Cuts and Jobs Act, enacted on December 22, 2017, or TCJA), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Additionally, earlier in 2021, President Biden issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how the Supreme Court ruling, other litigation, or the healthcare reform measures of the Biden administration will impact our business.

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

The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Further, the UK Government has introduced a Data Protection and Digital Information Bill ("UK Bill") into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents. On September 16, 2011, the Leahy-Smith America Invents Act or the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, including switching the United States patent system from a "first-to-invent" system to a "first-to-file" system. Under a "first-to-file" system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. For example, a third party that files a patent application before us at the USPTO could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Additional provisions of the Leahy-Smith Act allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent through various proceedings, including post-grant review and inter partes review proceedings, administered by the USPTO. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, should they issue, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.

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

We currently have a Chief Commercial Officer and a small marketing and market development team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks. Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval or certification to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or certification or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

As of June 30, 2024, we have 112 full-time employees, including 87 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our voting stock. Therefore, these stockholders are able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of June 30, 2024, we had outstanding a total of 47,913,235 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. Subject to applicable securities law restrictions, starting from July 31, 2024, shares previously subject to lock-up agreements in connection with our IPO are now able to be sold in the public market. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

Upon the completion of our IPO in February 2024, the holders of approximately 38,518,563 shares of our common stock as of the effective date of the IPO, which was approximately 80% of our outstanding shares as of June 30, 2024, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (including additional shares of our common acquired by such holders after the IPO, subject to the terms of our fifth amended and restated investors’ rights agreement) or to include such shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market.

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
•
provide that directors may only be removed "for cause" and only with the approval of two-thirds of our stockholders;
•
authorize the issuance of "blank check" preferred stock that our board could use to implement a stockholder rights plan (also known as a "poison pill");
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

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

We are a "smaller reporting company" and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a "smaller reporting company." We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in this Quarterly Report on Form 10-Q and scaled executive compensation information. If we qualify as a smaller reporting company because we meet the revenue limits under the definition of a smaller reporting company, we will be a "low-revenue smaller reporting company." Low-revenue smaller reporting companies are not required to obtain an external audit on the effectiveness of their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. These exemptions and reduced disclosures may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under the Wayfair decision, a person requires only a "substantial nexus" with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the Wayfair decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 6, 2024, in connection with our IPO, we issued and sold 7,333,333 shares of our common stock at a price to the public of $15.00 per share. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-276046), as amended (the "Registration Statement"), which was declared effective by the SEC on February 1, 2024.

Information related to our intended use of the net proceeds from our IPO is included in the "Use of Proceeds" section of our final prospectus filed with the SEC on February 2, 2024 pursuant to Rule 424(b)(4) under the Securities Act, and there has been no material change in the expected use of the net proceeds from our IPO from that described in such prospectus.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.

On August 13, 2024, after twelve years of distinguished service, Allan Will informed the Company of his resignation as Chairman of the Board and as a member of the Company’s board of directors, effective immediately. The resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Will will serve as an advisor to Ajay Royan, who has been appointed as the new Chairman of the Board. Mr. Royan has served as a member of the board of directors since 2014.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Fractyl Health, Inc.	8-K	001-41942	3.1	2/6/2024
3.2	Amended and Restated Bylaws of Fractyl Health, Inc.	8-K	001-41942	3.2	2/6/2024
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S‑1	333‑276046	4.1	12/14/2023
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated June 9, 2021, by and among Fractyl Health, Inc. and certain of its stockholders.	S-1	333-276046	4.2	12/14/2023
10.1#	Master Services Agreement as Amended and Statement of Work dated April 25, 2024 by and between Velocity Global, LLC. and Fractyl Heath, Inc.	10-Q	001-41942	10.8	5/13/2024
10.2	Employment Agreement dated May 10, 2024 by and between Velocity Global International Ltd., and Timothy Kieffer.	10-Q	001-41942	10.9	5/13/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

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

Fractyl Health, Inc.

Date: August 14, 2024	By:	/s/ Harith Rajagopalan
Harith Rajagopalan
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Lisa A. Davidson
Lisa A. Davidson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)