Form 10-Q
period 2024-09-30
FRACTYL HEALTH, INC.
filed 2024-11-12
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the number of shares of the registrant’s common stock outstanding was approximately 48,098,944.

BASIS OF PRESENTATION

Except where the context otherwise requires or where otherwise indicated, the terms "Fractyl," "Fractyl Health," "we," "us," "our," "our company," "Company" and "our business" refer to Fractyl Health, Inc. and its subsidiaries.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our ability to continue as a going concern, business strategy, prospective products or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim of final results, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
our ability to continue as a going concern;
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
•
We will require substantial additional capital or must implement other business strategies to execute our operating plan and continue to operate as a going concern. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts;
•
The regulatory approval process of the U.S. Food and Drug Administration (the "FDA"), comparable foreign regulatory authorities and notified bodies, are lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical studies, we cannot predict when, or if, we will obtain regulatory approval or certification for any of our product candidates, and any such regulatory approval or certification may be for a more narrow indication than we seek;
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

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	8
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	8
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	9
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	10
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	11
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95
Item 3.	Defaults Upon Senior Securities	95
Item 4.	Mine Safety Disclosures	95
Item 5.	Other Information	95
Item 6.	Exhibits	96
	Signatures	97

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$84,664	$33,209
Accounts receivable	—	22
Inventory	73	73
Restricted cash, current	—	315
Prepaid expenses and other current assets	2,914	2,029
Total current assets	87,651	35,648
Restricted cash, long-term	4,255	4,255
Property and equipment, net	3,000	490
Right-of-use lease assets, operating	28,787	30,282
Other long-term assets	3,231	5,537
Total assets	$126,924	$76,212
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,767	$553
Accrued expenses and other current liabilities	9,030	7,331
Operating lease liabilities, current	4,920	2,731
Warrant liabilities, current	—	573
Total current liabilities	15,717	11,188
Notes payable, long-term	30,317	55,152
Operating lease liabilities, long-term	27,694	28,508
Warrant liabilities, long-term	1,802	19,096
Other long-term liabilities	1,072	—
Total liabilities	76,602	113,944
Commitments and contingencies
Convertible preferred stock (Series A, B, C-1, C-2, D, E and F), $0.00001 par value; no shares authorized and no shares issued or outstanding at September 30, 2024; 78,112,639 shares authorized and 77,994,156 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $0 and $379,081 at September 30, 2024 and December 31, 2023, respectively	—	287,330
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized, 48,089,625 shares issued and outstanding at September 30, 2024; 107,000,000 shares authorized, 2,105,815 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	440,662	21,554
Accumulated deficit	(390,340)	(346,616)
Total stockholders’ equity (deficit)	50,322	(325,062)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$126,924	$76,212

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$14	$36	$90	$113
Cost of goods sold	7	25	50	75
Gross profit	7	11	40	38
Operating expenses:
Research and development	19,004	9,382	50,190	27,872
Selling, general and administrative	4,797	4,502	18,171	10,021
Total operating expenses	23,801	13,884	68,361	37,893
Loss from operations	(23,794)	(13,873)	(68,321)	(37,855)
Other income (expense), net:
Interest income, net	947	226	3,420	797
Change in fair value of notes payable	(2,610)	(1,065)	3,772	(19,676)
Change in fair value of warrant liabilities	2,293	(1,027)	17,442	(1,161)
Other expense, net	(9)	(8)	(37)	(16)
Total other income (expense), net	621	(1,874)	24,597	(20,056)
Net loss and comprehensive loss	(23,173)	(15,747)	(43,724)	(57,911)
Accretion of dividends on convertible preferred stock	—	(4,331)	(1,737)	(12,850)
Net loss attributable to common stockholders	$(23,173)	$(20,078)	$(45,461)	$(70,761)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(9.61)	$(1.09)	$(34.11)
Weighted-average number of common shares outstanding, basic and diluted	47,973,951	2,089,932	41,892,347	2,074,223

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

(Unaudited)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	77,994,156	$287,330	2,105,815	$-	$21,554	$(346,616)	$(325,062)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $11,223	—	—	7,433,332	—	100,277	—	100,277
Conversion of convertible preferred stock into common stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	133,987	—	163	—	163
Share-based compensation expense	—	—	—	—	5,217	—	5,217
Net loss	—	—	—	—	—	(3,322)	(3,322)
Balance at March 31, 2024	—	$—	47,896,908	$—	$434,116	$(349,938)	$84,178
Exercise of common stock options	—	—	16,327	—	16	—	16
Share-based compensation expense	—	—	—	—	3,790	—	3,790
Net loss	—	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2024	—	$—	47,913,235	$—	$437,922	$(367,167)	$70,755
Exercise of common stock options	—	—	135,561	—	220	—	220
Issuance of common stock from restricted stock units vesting	—	—	40,829	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,520	—	2,520
Net loss	—	—	—	—	—	(23,173)	(23,173)
Balance at September 30, 2024	—	$—	48,089,625	$—	$440,662	$(390,340)	$50,322

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	77,994,156	$287,330	2,055,399	$-	$17,206	$(269,525)	$(252,319)
Stock-based compensation expense	—	—	—	—	857	—	857
Net loss	—	—	—	—	—	(11,932)	(11,932)
Balance at March 31, 2023	77,994,156	$287,330	2,055,399	$—	$18,063	$(281,457)	$(263,394)
Exercise of common stock options	—	—	33,899	—	30	—	30
Stock-based compensation expense	—	—	—	—	1,073	—	1,073
Net loss	—	—	—	—	—	(30,232)	(30,232)
Balance at June 30, 2023	77,994,156	$287,330	2,089,298	$—	$19,166	$(311,689)	$(292,523)
Exercise of common stock options	—	—	5,831	—	5	—	5
Stock-based compensation expense	—	—	—	—	1,090	—	1,090
Net loss	—	—	—	—	—	(15,747)	(15,747)
Balance at September 30, 2023	77,994,156	$287,330	2,095,129	$—	$20,261	$(327,436)	$(307,175)

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,724)	$(57,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	454	248
Non-cash interest expense	275	—
Non-cash operating lease expense	1,496	—
Loss on disposal of fixed assets	1	—
Stock-based compensation expense	11,527	3,020
Change in fair value of warrant liabilities	(17,442)	1,161
Change in fair value of notes payable, non-cash	(5,685)	19,526
Issuance costs related to notes payable	—	1,934
Changes in operating assets and liabilities:
Accounts receivable	22	(24)
Inventory	—	(76)
Prepaid expenses and other current assets	(885)	464
Accounts payable	1,181	(504)
Accrued expenses and other current liabilities	3,036	176
Operating lease liabilities	1,374	(241)
Other long-term assets and liabilities	(117)	3
Net cash used in operating activities	(48,487)	(32,224)
Cash flows from investing activities:
Purchases of property and equipment	(1,532)	(223)
Net cash used in investing activities	(1,532)	(223)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	103,695	—
Proceeds from issuance of notes payable, net	—	28,432
Proceeds from exercise of stock options	399	35
Payments related to debt issuance costs	—	(327)
Payments related to offering costs	(2,854)	(66)
Repayment of notes payable	—	(75)
Principal payments on finance lease obligations	(81)	(6)
Net cash provided by financing activities	101,159	27,993
Net increase (decrease) in cash, cash equivalents and restricted cash	51,140	(4,454)
Cash, cash equivalents and restricted cash at beginning of period	37,779	53,524
Cash, cash equivalents and restricted cash at end of period	$88,919	$49,070
Supplemental disclosure of cash flow information:
Interest paid	$1,992	$150
Payment for operating leases within operating activities	$1,749	$1,427
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$287,330	$—
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$19,150	$—
Reclassification of warrant liability to equity upon initial public offering	$425	$—
Finance lease right-of-use asset obtained in exchange for lease liability	$1,401	$—
Reclassification of deferred offering costs to additional paid-in capital	$3,418	$—
Purchases of property and equipment included in accounts payable	$32	$21
Debt issuance costs included in accrued expenses	$—	$39
Deferred offering costs included in accounts payable or accrued expenses	$—	$1,287
Fair value of warrant liabilities recognized in connection with amendment of convertible notes payable	$—	$9,876
Fair value of warrant liabilities recognized in connection with issuance of notes payable	$—	$2,592

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share information)

(Unaudited)

1. Nature of the Business

Fractyl Health, Inc. (the "Company") was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company subsequently changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company focused on pioneering new approaches to the treatment of metabolic diseases, including obesity and type 2 diabetes ("T2D"). The Company’s goal is to transform metabolic disease treatment from chronic symptomatic management to durable disease modifying therapies that target the organ level root causes of obesity and T2D. The Revita DMR System ("Revita"), the Company’s lead product candidate, is an outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat and high sugar diet, which can lead to obesity and T2D in humans. The Company is evaluating Revita in the REMAIN-1 study, a randomized, double-blind study of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy. In parallel to the randomized portion of the REMAIN-1 study, the Company has an open label cohort, REVEAL-1, that follows a similar patient population and management protocol with open label data updates. The Company is also evaluating Revita in its pivotal Revitalize-1 study, a randomized, double-blind crossover, sham-controlled, multi-center study of Revita, and is currently enrolling patients with inadequately controlled T2D despite being on at least one glucose lowering agent ("GLA"). In addition, the Company is developing Rejuva, a novel, locally administered, adeno-associated virus delivered pancreatic gene therapy platform. Rejuva is designed to enable long term remission of obesity and T2D by durably altering metabolic hormone function in the pancreatic islet cells of patients. The Company believes Revita and Rejuva, if approved, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interest of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

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

The Company has a history of operating losses and had an accumulated deficit of $390,340 as of September 30, 2024. The Company has financed its operations to date primarily through sales of its convertible preferred stock, sales of its common stock in the IPO and debt financings. While a pilot commercial launch was initiated in Germany in the first quarter of 2023, the Company does not anticipate generating revenue from product sales in the United States unless and until it successfully completes clinical development and obtains marketing approvals from one or more of the product candidates. As a result, management expects continuing operating losses in the future. As of September 30, 2024, the Company had available cash and cash equivalents of $84,664, which is not sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The Company expects to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies which could curtail or delay its current operating plans. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2024. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

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

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the planned IPO, are capitalized within other long-term assets. The deferred public offering costs are offset against IPO proceeds upon the consummation of the offering. As of December 31, 2023, the Company had deferred offering-related costs of $2,180. Upon closing of the Company’s IPO in February 2024, total deferred offering costs of $3,418 were transferred to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of September 30, 2024.

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

Recently Adopted Accounting Pronouncements

The Company has not adopted any accounting pronouncements during the nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$66,622	$—	$—	$66,622
	$66,622	$—	$—	$66,622
Liabilities:
Warrant liabilities, long-term	—	—	1,802	1,802
Notes payable, long-term	—	—	30,317	30,317
	$—	$—	$32,119	$32,119

	Fair Value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$9,779	$—	$—	$9,779
	$9,779	$—	$—	$9,779
Liabilities:
Warrant liabilities, current	$—	$—	$573	$573
Warrant liabilities, long-term	—	—	19,096	19,096
Notes payable, long-term	—	—	55,152	55,152
	$—	$—	$74,821	$74,821

During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

See Note 5—"Notes Payable" for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—"Warrant Liabilities" for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Payroll and payroll-related expenses	$4,288	$3,500
External research and development services	3,621	1,711
Professional fees and consulting services	676	2,118
Other current liabilities	445	2
	$9,030	$7,331

5. Notes Payable

Notes payable, long-term consisted of the following:

	September 30,	December 31,
	2024	2023
2022 Convertible Notes	$—	$27,162
2023 Notes	30,317	27,990
	$30,317	$55,152

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

The following table provides a rollforward of the fair value of the 2022 Convertible Notes:

Fair Value
Balance as of December 31, 2023	$27,162
Decrease in fair value	(8,012)
Conversion into common stock	(19,150)
Balance as of September 30, 2024	$—

2023 Notes

On September 7, 2023, the Company entered into a credit agreement with certain lenders (the "2023 Lenders") that provides for term loans in an aggregate principal amount of $45,000 (the "Applicable Commitments") in two tranches (the "2023 Notes"). The first tranche with a principal amount of $30,000 was extended on September 7, 2023. The second tranche with a principal amount of $15,000 would have been extended upon the Company’s achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20,000 that may be extended to the Company, subject to the lenders’ prior written consent in their sole discretion. Due to a shift in business strategy expansion to include the weight maintenance study, the Company decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind (the "PIK interest") and added to the outstanding principal amount of the loans. Beginning September 30, 2026, the Company is required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the credit agreement, the first principal payment date can be extended to September 30, 2027, at the Company's option, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. As of June 30, 2024, the Company achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, the Company is required to make an additional payment to the 2023 Lenders a 6.0% fee (the "Exit Fee") over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total Applicable Commitments of $45,000 plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

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

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

Fair Value
Balance as of December 31, 2023	$27,990
Increase in fair value	4,240
Payment of interest	(1,913)
Balance as of September 30, 2024	$30,317

The 2023 Notes are subject to specific financial covenants, which include a minimum liquidity covenant that requires the Company to maintain a minimum $10,000 balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the 2023 Notes also contain customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of September 30, 2024, the Company was in compliance with the financial covenants and other terms of the arrangement.

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

This fair value measurement of the 2014 Warrant was based on significant inputs that are not observable in the market and represented a Level 3 measurement. The following table provides a rollforward of the fair value of the Company’s warrant liability:

Fair Value
Balance as of December 31, 2023	$573
Change in fair value	(148)
Reclassification to equity	(425)
Balance as of September 30, 2024	$—

The 2014 Warrant was fully cashless exercised on the amended expiration date of March 7, 2024, as a result of which a total of 38,544 shares of common stock were issued to the warrant holder.

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the "July 2023 Warrants"). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20,899, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through September 30, 2024.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

September 30,
2024
Risk-free interest rate	3.7%
Expected term (in years)	8.8
Expected volatility	58%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$16,419
Decrease in fair value	(14,844)
Balance as of September 30, 2024	$1,575

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the "September 2023 Warrants"). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4,200, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through September 30, 2024.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

September 30,
2024
Risk-free interest rate	3.7%
Expected term (in years)	8.9
Expected volatility	58%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$2,677
Decrease in fair value	(2,450)
Balance as of September 30, 2024	$227

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of September 30, 2024:

Year Ending December 31,
2024 (Remaining)	$1,436
2025	5,822
2026	5,979
2027	5,817
2028	5,735
Thereafter	34,767
Total future minimum lease payments	59,556

Please see Note 7—"Leases" in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the Company's material lease agreements.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

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

9. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of September 30, 2024.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units ("RSUs") in the following expense categories within its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,716	$683	$5,271	$1,868
Selling, general and administrative	$804	$407	6,256	1,152
	$2,520	$1,090	$11,527	$3,020

During the year ended December 31, 2023, the Company granted certain RSUs which have a one-year cliff vesting with performance conditions based on the timing of occurrence of certain changes in control or a financing event. Upon the completion of the Company's IPO in February 2024, the performance condition was achieved. During the nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $4,462 related to these RSUs. No RSUs with performance based conditions were granted during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company granted to its employees and directors stock options to purchase a total of 2,977,736 shares of common stock, of which options to purchase 1,157,600 shares of common stock were performance-based awards with the number of shares eligible to vest determined based on the achievement of certain operational metrics. During the nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $2,260 related to these performance-based awards using an accelerated attribution method based on estimated probability of attaining the operational metrics as of September 30, 2024.

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three And Nine Months Ended September 30,
	2024	2023
Series A Convertible Preferred Stock	—	2,562,900
Series B Convertible Preferred Stock	—	5,280,969
Series C-1 Convertible Preferred Stock	—	4,223,960
Series C-2 Convertible Preferred Stock	—	7,146,525
Series D Convertible Preferred Stock	—	5,589,207
Series E Convertible Preferred Stock	—	5,982,550
Series F Convertible Preferred Stock	—	5,557,798
Outstanding stock options	10,727,247	8,897,841
Outstanding restricted stock units	586,180	—
Common stock warrants	161,616	161,616
Series B Convertible Preferred Stock warrants	—	55,211
Total	11,475,043	45,458,577

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

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. The Revita DMR System, or Revita, is approved in Europe under a Conformitè Europëenne, or CE mark and has received reimbursement authorization through NUB in Germany for the treatment of T2D. In the first half of 2023, we initiated a limited commercial pilot in a single center in Dusseldorf, Germany. We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our IPO and debt financings.

In September 2024, the FDA approved an amendment to the clinical study protocol for the REMAIN-1 study of our Revita device, which aligns the co-primary endpoint with FDA expectations for a weight maintenance indication for Revita and adds a midpoint analysis at 3 months allowing us to analyze and report on approximately 45 randomized subjects. We have completed enrollment of a sufficient number of patients for the midpoint analysis of the REMAIN-1 study. We will continue to enroll this study and anticipate reporting open label data from the REVEAL-1 cohort of REMAIN-1 beginning in the fourth quarter of 2024 and anticipate a mid-point data analysis of the REMAIN-1 cohort in the second quarter of 2025.

We are currently enrolling the REVITALIZE-1 study of our Revita device for patients with T2D who are inadequately controlled on at least one glucose lowering agent and expect to report topline data in mid-2025.

We recently nominated our first smart GIP/GLP-1 pancreatic gene therapy lead candidate, RJVA-002, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating blood sugar and body weight.

We anticipate completing key in vivo studies to support the submission of a Clinical Trial Application (“CTA”) for RJVA-001, our first nominated GLP-1 pancreatic gene therapy candidate designed for the treatment of T2D, by the end of the year. If the CTA for RJVA-001 is approved, we plan to initiate a first-in-human study in the first half of 2025.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the three and nine months ended September 30, 2024, we incurred net losses of $23.2 million and $43.7 million, respectively. Our net loss was $15.7 million and $57.9 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $390.3 million. As discussed further in Liquidity and Capital Resources—Funding Requirements and Going Concern, substantial doubt exists about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Ongoing Germany Real-World Registry

In 2023, we initiated the Germany Real-World Registry, a prospective, post-market, clinical follow-up study to evaluate the Revita DMR Procedure in patients with inadequately controlled T2D. Our target inclusion criteria includes patients ages 18 and over, with a baseline HbA1c between 7.0% and 10.0%, a BMI of less than or equal to 45 and on at least one GLA. The study will assess change in HbA1c, change in number of GLAs, safety and tolerability, quality of life and patient reported outcomes, and healthcare utilization expenditure over five years in patients with T2D after receiving the Revita DMR Procedure in a real-world setting.

As of October 5, 2024, we have treated 37 patients with DMR and enrolled 31 patients in the registry study with 12-month follow-up data from 12 patients. At baseline, prior to Revita, these patients were a mean age of 61 years, with obesity and advanced T2D, a mean body weight of 102 kilograms (225 pounds; BMI 33 kg/m2) and mean baseline fasting blood glucose (FBG) and HbA1c of 169 mg/dL and 8.8%, respectively, despite using up to three GLAs. Approximately 60% of these patients were male. At 3 (n=24), 6 (n=18), and 12 (n=12) months post procedure, patient mean weight decreased by 7.7, 7.5, and 9.2 kilograms (17, 17, 20 pounds, respectively) (see the table below for absolute values). Nearly all participants lost weight with 42% losing >10% of their body weight at 12 months post-DMR. Weight loss was observed as early as 1-month post-Revita procedure, and weight loss was generally maintained through 1 year of follow-up, which demonstrates in a real-world setting the potential for a single Revita procedure to be a durable weight maintenance solution.

FBG and HbA1c also improved, with mean decreases of 34 (n=24), 46 (n=18), and 58 (n=12) mg/dL and 1.2 (n=24), 1.3 (n=18), and 1.5% (n=11), at 3, 6, and 12 months, respectively. In addition, at 12 months post-procedure, 83% of patients had stabilized or reduced their GLA usage in addition to losing weight and improving their hyperglycemia. Patient reported outcomes (PROs) revealed that Revita was valued by patients and improved T2D management. At 12 months post-procedure, 100% of participants reported they would undergo the Revita procedure again and 100% would recommend the procedure to a family member or friend (n=12). Revita scored a 9.8 and 9.3 (1-10, 10 highest) for its ability to improve T2D management and quality of life, respectively (n=12). To date, no device or procedure-related serious adverse events have been reported.

The following table reflects German Real-World Registry Weight and Blood Sugar Data Over Time Post-Revita Procedure:

Endpoint	Baseline	3 Months	6 Months	12 Months
Weight (kg)	102	98	100	96
FBG (mg/dL)	169	135	131	128
HbA1c (%)	8.8	7.8	8.0	7.9

Mean values shown. Fractyl Health data on file, n=31, 24, and 12 for 3, 6, and 12 month post-procedure, except for HbA1c at 12 months, n=11. NCT06256497. HbA1c=glycated hemoglobin.

We plan to continue to enroll more patients in the Germany Real-World Registry across several centers and will continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis. We are planning to disclose additional registry data from a larger number of patients in the first quarter of 2025.

Germany Pilot Commercial Launch of Revita

We initiated a pilot commercial launch of Revita in Germany in the first quarter of 2023, which has since generated insignificant revenue due to the limited scope of the launch. Revita is approved in Europe under a CE Mark and has received reimbursement authorization through NUB in Germany for the treatment of T2D. By the end of October 2024, multiple hospitals had submitted applications for reimbursement authorization for NUB and we plan a controlled expansion of our presence in Germany in 2025.

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

The following table reflects our research and development expense, including direct program-specific expense summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Direct program-specific expenses:
Revita	$7,770	$3,291	$18,282	$9,130
Rejuva	2,272	487	4,507	1,795
Total direct program-specific expenses	10,042	3,778	22,789	10,925
Indirect expenses	1,780	1,009	6,239	2,935
Personnel-related expenses (including stock-based compensation)	7,182	4,595	21,162	14,012
Total research and development expenses	$19,004	$9,382	$50,190	$27,872

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

Results of Operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$14	$36	$(22)	(61.1%)
Cost of goods sold	7	25	(18)	(72.0%)
Gross profit	7	11	(4)	(36.4%)
Operating expenses:
Research and development	19,004	9,382	9,622	102.6%
Selling, general and administrative	4,797	4,502	295	6.6%
Total operating expenses	23,801	13,884	9,917	71.4%
Loss from operations	(23,794)	(13,873)	(9,921)	71.5%
Other income (expense), net	621	(1,874)	2,495	(133.1%)
Net loss and comprehensive loss	$(23,173)	$(15,747)	$(7,426)	47.2%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the three months ended September 30, 2024 and 2023 was related to our pilot commercial launch in Germany.

Research and Development Expenses

Research and development expenses increased by $9.6 million, or 102.6%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the advancement made in our Revita and Rejuva programs, increased facilities expenditures, as well as personnel-related expenses. Revita related expenses increased by $4.5 million primarily due to a $4.1 million increase in clinical expenses due to progress made in our Remain-1 and Revitalize-1 studies, as well as a $0.3 million increase in device development effort. Rejuva-related expenditures increased by $1.7 million due to continued development in our Rejuva program, primarily due to a $1.5 million increase in gene therapy research expenses and a $0.2 million increase in device development effort. In addition, allocated facilities expenses increased by $0.9 million as our new office and laboratory space lease in Burlington, MA, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $1.5 million as a result of the expansion of our workforce and our effort to bring certain clinical and scientific resources in house. In addition, stock-based compensation increased by $1.0 million primarily due to new options and RSUs issued.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million, or 6.6%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to increased professional services, insurance and facilities expenditures, as well as personnel-related expenses, partially offset by the absence of debt issuance costs in the current period. Professional services expenses increased by $0.7 million primarily due to the increased legal, investor relations and other administrative expenses incurred to operate as a public company. Insurance expenses increased by $0.3 million mainly due to a higher public company director and officer ("D&O") insurance premium. Allocated facilities expenses increased by $0.2 million as our new office and laboratory space lease in Burlington, Massachusetts, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $0.6 million as a result of the expansion of our workforce. In addition, stock-based compensation increased by $0.4 million primarily due to new options and RSUs issued. These increases were partially offset by $1.9 million in debt issuance costs associated with the re-issuance of the 2022 Convertible Notes and issuance of the 2023 Notes that occurred in the third quarter of 2023 while there were no debt issuance costs during the three months ended September 30, 2024.

Other Income (Expense), Net

Other income, net, of $0.6 million during the three months ended September 30, 2024 was primarily attributable to a $2.3 million gain from the change in fair value of warrant liabilities and $0.9 million in net interest income, offset by a $2.6 million loss from the change in fair value of notes payable. Other expense, net, of $1.9 million during the three months ended September 30, 2023 was primarily attributable to a $1.1 million loss from the change in fair value of notes payable and a $1.0 million loss from the change in fair value of warrant liabilities, offset by $0.2 million in net interest income.

We recognized a gain of $2.3 million from the decrease in fair value of warrant liabilities during the three months ended September 30, 2024, which consisted of a $2.0 million gain related to the July 2023 Warrants and a $0.3 million gain related to the September 2023 Warrants. The decrease in the fair value of these warrants was mainly due to the decrease in the fair value of the underlying shares of common stock. We recognized a loss of $1.0 million from the change in fair value of warrant liabilities during the three months ended September 30, 2023 related to the July 2023 Warrants, which was due to an increase in estimated underlying equity value due to reduced remaining estimated time to assumed conversion events.

We recognized a loss of $2.6 million from the increase in fair value of the 2023 Notes during the three months ended September 30, 2024, which was due to a combination of the fluctuation of market interest rate and the accrual of the interests. No gain or loss was recognized for the 2023 Notes during the three months ended September 30, 2023 because the 2023 Notes were not entered into until September 2023.

We recognized a loss of $1.1 million from the increase in fair value of the 2022 Convertible Notes during the three months ended September 30, 2023, which was primarily due to a combination of changes in estimates and assumptions used in the valuation model such as equity value, volatility, time to conversion event (IPO or non-IPO), scenario weightings and risk-free rate. No gain or loss was recognized for the 2022 Convertible Notes during the three months ended September 30, 2024 because all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock upon the closing of the IPO on February 6, 2024.

In addition, interest income earned from our cash deposits increased by $1.0 million mainly due to higher deposit balances upon the completion of our IPO.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$90	$113	$(23)	(20.4%)
Cost of goods sold	50	75	(25)	(33.3%)
Gross profit	40	38	2	5.3%
Operating expenses:
Research and development	50,190	27,872	22,318	80.1%
Selling, general and administrative	18,171	10,021	8,150	81.3%
Total operating expenses	68,361	37,893	30,468	80.4%
Loss from operations	(68,321)	(37,855)	(30,466)	80.5%
Other income (expense), net	24,597	(20,056)	44,653	(222.6%)
Net loss and comprehensive loss	$(43,724)	$(57,911)	$14,187	(24.5%)

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the nine months ended September 30, 2024 and 2023 was related to our pilot commercial launch in Germany.

Research and Development Expenses

Research and development expenses increased by $22.3 million, or 80.1%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the advancement made in our Revita and Rejuva programs, increased facilities expenditures, as well as personnel-related expenses. Revita related expenses increased by $9.2 million primarily due to a $8.8 million increase in clinical expenses due to progress made in our Remain-1 and Revitalize-1 studies, as well as a $0.3 million increase in device development effort. Rejuva-related expenditures increased by $2.7 million due to continued development in our Rejuva program, primarily due to a $2.2 million increase in gene therapy research expenses and a $0.5 million increase in device development effort. In addition, allocated facilities expenses increased by $3.3 million as our new office and laboratory space lease in Burlington, MA, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $3.7 million as a result of the expansion of our workforce and our effort to bring certain clinical and scientific resources in house. In addition, stock-based compensation increased by $3.4 million primarily due to new option and RSUs issued.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.2 million, or 81.3%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased professional services, insurance and facilities expenditures, as well as personnel-related expenses, partially offset by the absence of debt issuance costs in the current period. Professional services expenses increased by $1.8 million primarily due to the increased legal, audit, accounting, investor relations and other administrative expenses incurred to operate as a public company. Insurance expenses increased by $0.8 million mainly due to a higher public company D&O insurance premium. Allocated facilities expenses increased by $0.6 million as our new office and laboratory space lease in Burlington, Massachusetts, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $1.6 million as a result of the expansion of our workforce. In addition, stock-based compensation increased by $5.1 million primarily due to new options and RSUs issued. These increases were partially offset by $1.9 million in debt issuance costs associated with the re-issuance of the 2022 Convertible Notes and issuance of the 2023 Notes that occurred in the third quarter of 2023, while there were no debt issuance costs during the nine months ended September 30, 2024.

Other Income (Expense), Net

Other income, net, of $24.6 million during the nine months ended September 30, 2024 was primarily attributable to a $17.4 million gain from the change in fair value of warrant liabilities, $3.8 million gain from the change in fair value of notes payable and $3.4 million in net interest income. Other expense, net, of $20.1 million during the nine months ended September 30, 2023 was primarily attributable to a $19.7 million loss from the change in fair value of notes payable and $1.2 million loss from the change in fair value of warrant liabilities, offset by $0.8 million in net interest income.

We recognized a gain of $17.4 million from the decrease in fair value of warrant liabilities during the nine months ended September 30, 2024, which consisted of a $14.8 million gain related to the July 2023 Warrants, $2.5 million gain related to the September 2023 Warrants and $0.1 million gain related to the 2014 Warrant. The decrease in the fair value of these warrants was mainly due to the decrease in the fair value of the underlying shares of common stock to be purchased under these warrants. We recognized a loss of $1.2 million from the change in fair value of warrant liabilities during the nine months ended September 30, 2023 related to the July 2023 Warrants, which was due to an increase in estimated underlying equity value due to reduced remaining estimated time to assumed conversion events.

We recognized a gain of $8.0 million from the decrease in fair value of 2022 Convertible Notes during the nine months ended September 30, 2024, which was primarily driven by the decline in our common stock value after the IPO. Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity. The gain from the decrease in fair value of the 2022 Convertible Notes was offset by a loss of $4.2 million from the increase in fair value of the 2023 Notes during the nine months ended September 30, 2024 due to a combination of the fluctuation of market interest rate and the accrual of the interests.

We recognized a loss of $19.4 million from the increase in fair value of the 2022 Convertible Notes during the nine months ended September 30, 2023, which was primarily driven by the consideration of known and knowable terms of the subsequent amendments to the convertible notes along with the concurrent issuance of warrants to purchase common stock to the lenders. In addition, we also recognized a loss of $0.3 million from the increase in fair value of the 2023 Notes during the nine months ended September 30, 2023 related to interests accrued on the 2023 Notes.

In addition, interest income earned from our cash deposits increased by $2.9 million mainly due to higher deposit balances upon the completion of our IPO.

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

As of September 30, 2024, we had approximately $84.7 million of cash and cash equivalents. On February 6, 2024, we completed our IPO, in which we issued and sold 7,333,333 shares of our common stock at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $98.9 million, after deducting the underwriting discounts and other offering expenses. On March 5, 2024, we issued an additional 99,999 shares of our common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares at the IPO public price of $15.00 per share, for additional net proceeds of approximately $1.4 million, after deducting the underwriting discounts and commissions.

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

2023 Notes

On September 7, 2023, we entered into a credit agreement, as amended from time to time, with Symbiotic Capital Opportunities Holding, L.P. and Catalio Structured Opportunities AIV I LP, or the Lenders, that provides for term loans in an aggregate principal amount of $45.0 million, or the 2023 Notes, payable in two tranches. The first tranche, with a principal amount of $30.0 million, was extended on September 7, 2023, resulting in net proceeds of approximately $28.4 million. The second tranche, with a principal amount of $15.0 million, would have been extended upon our achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20.0 million that may be extended to us, subject to the Lenders’ prior written consent in their sole discretion. Due to a shift in business strategy expansion to include the weight maintenance study, we decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The credit agreement, as amended, contains financial covenants including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of September 30, 2024, we were in compliance with the financial covenants and other terms of the arrangement.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind and added to the outstanding principal amount of the 2023 Notes. Beginning September 30, 2026, we are required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the credit agreement, the first principal payment date can be extended to September 30, 2027, at our election, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. As of June 30, 2024, we achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, we are required to make an additional payment to the Lenders of a 6.0% fee, or the Exit Fee, over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total commitment of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

As of September 30, 2024, the balance of the 2023 Notes was carried at its fair value of $30.3 million.

Funding Requirements and Going Concern

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

Our future success is dependent on our ability to develop product candidates, generate significant revenue, and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital with favorable terms, development by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates requires substantial working capital which may not be available to us on favorable terms or not at all.

To date, we have financed our operations to date primarily through sales of convertible preferred stock, sales of common stock in the IPO and debt financings. We have a history of operating losses and had an accumulated deficit of $390.3 million as of September 30, 2024.

As of September 30, 2024, we had cash and cash equivalents of $84.7 million and net working capital of $71.9 million, which is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Our estimate as to how long we expect our existing cash and cash equivalents will be able to continue to fund our operating expenses and capital expenditures requirement is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. Market volatility resulting from pandemics, monetary policy changes, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financings and convertible preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(48,487)	$(32,224)
Net cash used in investing activities	(1,532)	(223)
Net cash provided by financing activities	101,159	27,993
Net increase (decrease) in cash, cash equivalents and restricted cash	$51,140	$(4,454)

Operating Activities

Cash used in operating activities of $48.5 million for the nine months ended September 30, 2024 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $43.7 million adjusted for net non-cash income of $9.4 million, primarily consisting of a $17.4 million gain from change in fair value of warrant liabilities and $5.7 million gain from change in fair value of notes payable (non-cash portion), offset by $11.5 million in stock-based compensation, a $1.5 million non-cash operating lease expense, a $0.5 million depreciation and a $0.3 million non-cash interest expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $4.6 million.

Cash used in operating activities of $32.2 million for the nine months ended September 30, 2023 was primarily driven by spending on our ongoing clinical study, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Our net loss of $57.9 million was partially offset by non-cash items totaling $23.9 million, primarily consisting of a $19.5 million loss from change in fair value of the 2022 Convertible Notes payable, $3.0 million in stock-based compensation, a $1.2 million loss from change in fair value of warrant liabilities and $0.2 million of depreciation. In addition, $1.9 million of the net loss was related to debt issuance costs that were presented in cash used in financing activities. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of 0.2 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 and 2023 were related to the purchase of property and equipment. The increase in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was primarily due to our spending on leasehold improvement, office furniture and information technology equipment as we moved into our new office and laboratory space in Burlington, MA.

Financing Activities

Cash provided by financing activities of $101.2 million for the nine months ended September 30, 2024 was primarily driven by the $103.7 million capital raised from the IPO, net of discounts and commissions, partially offset by $2.9 million payments of public offering costs made to third-party service providers. We also received proceeds of $0.4 million from stock option exercises.

Cash provided by financing activities of $28.0 million for the nine months ended September 30, 2023 was primarily driven by the $28.4 million capital raised from the issuance of the 2023 Notes, net of issuance costs, partially offset by additional issuance costs of $0.3 million such as legal fees paid to third party service providers, and a $0.1 million partial repayment of the 2022 Convertible Notes.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

As of September 30, 2024, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of September 30, 2024, our future contractual commitments for our leases were $59.6 million. For additional information on our leases and timing of future payments, please see Note 7— "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our initial public offering and debt financings. We have incurred a net loss of approximately $43.7 million and $57.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $390.3 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, Revita, is currently undergoing a pivotal clinical study in patients with inadequately controlled T2D despite being on at least one GLA. The Company is also evaluating Revita in the REMAIN-1 clinical study, a randomized, double-blind trial of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy and wish to discontinue their GLP-1RA without weight regain. We expect that it will be several years, if ever, before we have a commercialized product in the United States and generate significant revenue from product sales. Even if we succeed in receiving marketing approval or certification for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

We require substantial additional capital or must implement other business strategies to execute our operating plan and continue to operate as a going concern. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

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

As of September 30, 2024, we had approximately $84.7 million in cash and cash equivalents, which is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

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

Our credit agreement contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that we (i) engage in businesses other than businesses in which we are currently engaged or businesses reasonably related or complementary thereto, or (ii) subject to certain baskets and exceptions, incur additional indebtedness or liens, make certain investments, make certain payments of indebtedness, pay dividends or make any other distributions, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, and enter into transactions with affiliates, among other things. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of all or a majority of the lenders under the credit agreement or prepay our outstanding obligations under the credit agreement. The credit agreement contains financial covenants including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. Our obligations under the credit agreement are collateralized by substantially all of our assets, including our intellectual property, but excluding certain customary and agreed upon assets. Additionally, we may not be able to generate sufficient cash flow or sales to pay the principal and interest under the credit agreement. Furthermore, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the credit agreement. In the event of a liquidation, the lenders and the agent under the credit agreement would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the agent and lenders under the credit agreement, were first repaid in full.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of September 30, 2024, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

The research, testing, manufacturing, labeling, approval, certification, selling, import, export, marketing, and distribution of medical devices and biopharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in and outside the United States. We are currently in clinical-stage development of Revita, which is an investigational medical device, and are conducting preclinical development of our Rejuva PGTx candidates along with a device delivery system, which together with the gene therapy candidates, we anticipate will be regulated as a combination biologic-device.

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
•
the insufficiency of data collected from clinical studies of our product candidates to support the submission and filing of a CTA, IND, PMA or BLA or other submission or to obtain regulatory approval or certification;
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

We are currently engaging in clinical studies that involve clinical sites in the United States and EU. We could also in the future plan to conduct one or more future clinical studies of our product candidates outside the United States, including in Europe and Australia. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities or notified bodies may be subject to certain conditions or may not be accepted at all. In cases where data from clinical studies conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the studies were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical study requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority or notified body will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable regulatory authority or notified body does not accept such data, it would result in the need for additional studies, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We may not be able to file INDs or IND amendments, CTAs or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

While we plan to submit INDs, CTAs or comparable documents for our Rejuva gene therapy candidates, we may not be able to file such INDs or comparable documents on the timeline we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND, CTA or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical studies set forth in an IND, CTA or other comparable documents, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical studies we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs, CTAs or other comparable documents on the timelines we expect or to obtain regulatory approvals for our study may prevent us from completing our clinical studies or commercializing our product candidates on a timely basis, if at all.

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

Our future success is dependent on our ability to timely advance and complete clinical studies, obtain marketing approval or certification for and successfully commercialize Revita. In 2016, Revita was CE marked under the MDD. The certificate was renewed under the MDD on March 8, 2021. However, we have only received reimbursement authorization for this product in Germany for the treatment of T2D. We are investing significant efforts and financial resources in the research and development of Revita as well as our Rejuva gene therapy candidates. We are currently conducting a pivotal clinical study of Revita in patients with inadequately controlled T2D despite being on at least one GLA. We also initiated a pivotal clinical study of Revita in patients with obesity who have lost at least 15% total body weight on GLP-1RA therapy and wish to discontinue their GLP-1RA without weight regain. Revita will require additional clinical development, evaluation of clinical manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales in the United States. We are not permitted to market or promote Revita or any other product candidate, before we receive marketing approval or certification from the FDA or comparable foreign regulatory authorities or notified bodies, and we may never receive such marketing approvals or certifications.

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

As of September 30, 2024, we have 122 full-time employees, including 94 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56% of our voting stock. Therefore, these stockholders are able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of September 30, 2024, we had outstanding a total of 48,089,625 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. Subject to applicable securities law restrictions, starting from July 31, 2024, shares previously subject to lock-up agreements in connection with our IPO are now able to be sold in the public market. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

Upon the completion of our IPO in February 2024, the holders of approximately 38,518,563 shares of our common stock as of the effective date of the IPO, which was approximately 80% of our outstanding shares as of September 30, 2024, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (including additional shares of our common acquired by such holders after the IPO, subject to the terms of our fifth amended and restated investors’ rights agreement) or to include such shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended September 30, 2024, (i) Timothy Kieffer, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement on September 11, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 227,198 shares of the Company’s common stock until September 15, 2025, (ii) Harith Rajagopalan, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading arrangement on September 12, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 438,420 shares of the Company’s common stock until March 31, 2025, and (iii) Jay Caplan, President and Chief Product Officer, adopted a Rule 10b5-1 trading arrangement on September 13, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 159,173 shares of the Company’s common stock until March 31, 2025.

Other than as described above, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Fractyl Health, Inc.

Date: November 12, 2024	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D., Ph.D.
Co-Founder, Chief Executive Officer and Director

Date: November 12, 2024	By:	/s/ Lisa A. Davidson
Lisa A. Davidson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)