Form 10-K
period 2024-12-31
FRACTYL HEALTH, INC.
filed 2025-03-03
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Market on June 28, 2024, was $144.4 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates

As of February 21, 2025, the number of shares of the registrant’s common stock outstanding was 48,920,221.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

BASIS OF PRESENTATION

Except where the context otherwise requires or where otherwise indicated, the terms “Fractyl,” “Fractyl Health,” “we,” “us,” “our,” “our company,” “Company” and “our business” refer to Fractyl Health, Inc and its subsidiaries.

The consolidated financial statements include the accounts of Fractyl Health, Inc. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. Our fiscal year ends on December 31 of each year. References to 2024 and 2023 refer to the year ended December 31, 2024 and the year ended December 31, 2023, respectively. Our most recent fiscal year ended on December 31, 2024.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, our ability to continue as a going concern, business strategy (including our Strategic Reprioritization, as defined herein), prospective products, or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim or final results, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the timing, scope or likelihood of regulatory submissions, filings, clearances, certifications and approvals, including final regulatory approval certifications or clearance of our product candidates;
•
our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•
our expectations regarding the size of the patient populations for our product candidates, if approved, certified or cleared for commercial use;
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
•
the impact of laws and regulations;
•
our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the JOBS Act; and
•
the impact of adverse macroeconomic conditions, geopolitical events and potential future public health crises, including epidemics and pandemics.

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
•
The regulatory approval process of the U.S. Food and Drug Administration (the “FDA”), comparable foreign regulatory authorities and notified bodies, are lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical studies, we cannot predict when, or if, we will obtain regulatory approval or certification for any of our product candidates, and any such regulatory approval or certification may be for a more narrow indication than we seek;
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
•
We may not be able to submit investigational new drug applications (“INDs”) or IND amendments, clinical trial applications (“CTAs”) or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
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
•
We cannot be certain that our Rejuva gene therapy candidates will successfully complete preclinical and clinical studies, or that they will not cause significant adverse events or toxicities. There can be no assurance that any development problems we experience in the future related to our Rejuva gene therapy candidates or

v

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
•
We have not yet studied the ability of Revita to be used in repeated procedures. If we are unable to demonstrate the safety and efficacy of Revita for repeat use, it could have a material adverse effect on the clinical utility and commercial adoption of the device;
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

PART I

Item 1. Business.

Our Company

We are a metabolic therapeutics company focused on breaking the pattern of treatment of metabolic diseases, including obesity and type 2 diabetes (“T2D”). Despite advances in treatment over the last 50 years, obesity and T2D continue to be principal and rapidly growing drivers of morbidity and mortality. According to the Centers for Disease Control and the International Diabetes Federation, approximately 100 million people in the United States have prediabetes and/or are living with obesity, and an additional 25 million people have T2D and are on medical therapy. Within the past two years, the unmet need in obesity has shifted rapidly from identifying treatments that can achieve short-term weight loss to identifying treatments that can enable durable weight maintenance. While highly potent drugs in the glucagon-like peptide-1 receptor agonist (“GLP-1RA”) class are now available to lower weight and blood sugar, these agents have high discontinuation rates that lead to a substantial risk of weight and metabolic rebound. According to a Kaiser Family Foundation Health Tracking Poll from May 2024, approximately 6% of adults are taking glucagon-like peptide-1 (“GLP-1”) drugs, translating to approximately 10 million patients on therapies that require chronic administration and do not correct the underlying disease of obesity. Despite the growing interest in these drugs, a Blue Health Intelligence brief from 2024 found that over 50% of patients discontinue GLP-1 drugs within three months of starting, long before patients can experience clinical benefit from these agents. Discontinuation of these agents typically leads to an immediate loss of metabolic benefit and weight rebound, as seen in Eli Lilly’s SURMOUNT-4 study with tirzepatide and Novo Nordisk’s STEP-1 extension study with semaglutide. For example, studies published in JAMA in 2023 found that patients lost approximately 20% of their body weight over 36 weeks while on tirzepatide. However, when patients discontinued the drug, they experienced approximately 14% weight regain in 52 weeks, approximately 5% of which was regained in the first three months after discontinuation. These high rates of drug discontinuation and weight regain demonstrate the need for new approaches that can enable durable maintenance of weight and metabolic health without requiring daily or weekly pharmacotherapy. Our goal is to develop durable disease-modifying therapies that are designed to provide lasting metabolic health by targeting root causes of obesity and T2D – without lifelong treatment.

Building on the growing recognition of the gut's role in metabolic disease, our founders designed novel, differentiated, disease-modifying therapies aiming to shift patient care from management to prevention and remission. The Revita DMR System, or Revita, our lead product candidate, is an investigational outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat and high sugar diet, which can cause obesity and T2D. The duodenum regulates the human metabolic response to food intake, and modern diets drive dysfunctional hyperplasia of the duodenal mucosa. This results in alterations to physiologic signaling that affect glucose control and satiety. The Revita DMR System is designed to enable durable and repeatable metabolic improvement via hydrothermal ablation of the dysfunctional duodenal mucosa to address duodenal pathology and consequent metabolic disease progression directly. Currently, our Revita clinical program is focused on patients living with obesity who want to maintain their weight loss after GLP-1 drug discontinuation. We have obtained Breakthrough Device designation from the FDA for the Revita DMR System, as an adjunct to diet and exercise, to perform hydrothermal ablation of the duodenal mucosa, or the Revita DMR procedure, for use in the maintenance of weight loss after discontinuation of GLP-1-based therapy. This designation may enable prioritized FDA review of any marketing application we may submit for Revita within the designated indication, as well as the potential for an early or accelerated decision on reimbursement by the Centers for Medicare & Medicaid Services (the “CMS”).

We are evaluating Revita in the REMAIN-1 pivotal study, which is designed to include two cohorts - an open label cohort referred to as REVEAL-1, and a randomized cohort, which includes both a midpoint analysis and a pivotal analysis. Patients who previously lost at least 15% of their body weight on a GLP-1 can qualify for the open label REVEAL-1 cohort. The data generated from the REVEAL-1 cohort will be used for open label reporting as the study progresses. The REMAIN-1 randomized cohort will enroll patients living with obesity and a body mass index (“BMI”) between 30 and 45 kg/m2 who are not currently on a GLP-1 drug. Patients will be prescribed tirzepatide and titrated to achieve at least 15% total body weight loss, at which time tirzepatide will be discontinued and patients will be randomized to Revita versus sham.

Midpoint Analysis of Randomized Cohort:

The midpoint analysis of the randomized cohort will be performed at three months of follow-up on approximately 45 patients, allowing us to assess and report on safety and efficacy signals that could be anticipated in the pivotal analysis. These patients are distinct from those included in the pivotal analysis.

Pivotal Analysis of Randomized Cohort:

The pivotal analysis of the randomized cohort will be performed on approximately 315 patients (distinct from those included in the midpoint analysis) and will evaluate safety and efficacy in the first co-primary endpoint, which is weight regain from the time of tirzepatide discontinuation in Revita DMR versus sham patients at six months, with a primary objective of demonstrating a benefit of Revita DMR versus sham for weight maintenance after GLP-1 discontinuation. The second co-primary endpoint evaluates a responder rate among the Revita DMR treated group at one year to demonstrate the durability of the Revita DMR procedure for weight maintenance after discontinuation of a GLP-1-based therapy.

Secondary objectives will include evaluation of the effectiveness of the Revita DMR procedure on the change in blood glucose levels, cardiovascular disease (“CVD”) risk factors, body composition and pre-diabetes status. All patients enrolled in the study will receive diet and lifestyle counseling.

The REMAIN-1 study was initiated in the third quarter of 2024. In January 2025, we reported positive preliminary results from the REVEAL-1 open-label cohort of the REMAIN-1 study. Initial findings from the first patient, as of a cutoff date of January 13, 2025, showed successful weight maintenance at one month following GLP-1 drug discontinuation and Revita DMR procedure. Additional data from the REVEAL-1 cohort are anticipated to be presented in the first quarter of 2025. As of February 15, 2025 recruitment for the REMAIN-1 study has generated significant interest, with over 189 patients enrolled across 13 clinical study sites in six months since first site activation, reflecting strong engagement from both patients and physicians. We believe this momentum underscores the urgent need for effective post-GLP-1 weight maintenance solutions. In the fourth quarter of 2024, we completed enrollment of a sufficient number of patients for the midpoint analysis of the study, which is anticipated in the second quarter of 2025. Full enrollment in the study is expected in the summer of 2025.

On January 31, 2025, we announced a strategic reprioritization (“Strategic Reprioritization”) to focus Revita resources on the REMAIN-1 pivotal study, driven by the positive preliminary results from the REVEAL-1 cohort, strong patient and physician interest, and the urgent need for durable weight maintenance solutions after GLP-1 drug discontinuation. As part of this Strategic Reprioritization, we have paused investment in our Revita programs for T2D, including the REVITALIZE-1 pivotal study and the Germany Real-World Registry study.

We are also developing Rejuva, our novel, locally administered, adeno-associated virus (“AAV”) delivered pancreatic gene therapy platform, with a key near-term goal of advancing the lead product candidate in the platform, RJVA-001, into first-in-human studies, if allowed by the regulatory authorities to proceed. Rejuva is designed to enable long-term remission of T2D and obesity by durably altering metabolic hormone function in the pancreatic islet cells of patients with T2D and obesity. We nominated our first smart GLP-1 gene therapy candidate in the platform, RJVA-001, in January 2024. RJVA-001 is a locally administered AAV9 viral vector with a transgene designed to express human GLP-1 hormone from an insulin promoter in a nutrient-responsive manner. Based on preclinical data, we believe RJVA-001 has the potential for greater potency, greater durability, and greater tolerability over currently available GLP-1 therapies. These advantages are anticipated to enable a differentiated label and indication for use for RJVA-001 for the remission of metabolic disease, which chronically administered GLP-1 based medicines cannot offer.

In preclinical head-to-head studies, Rejuva gene therapy candidates demonstrated improved weight reduction in a disease-relevant diet-induced obesity (“DIO”) mouse model along with improvement in glycemic control, and delayed T2D progression in a disease-relevant db/db mouse model compared to chronic administrations of semaglutide (the active agent in Ozempic and Wegovy, which are FDA-approved). We believe these results highlight the potential benefits of metabolic treatment with a smart GLP-1 candidate designed to be nutrient-responsive at the locus of disease in the pancreas. We have completed key preclinical in vivo studies to support a CTA for RJVA-001, designed for the remission of T2D. We anticipate submitting the first CTA module to regulators by the first half of 2025, and if our CTA is authorized, expect to report preliminary data in 2026.

In November 2024, we nominated our first smart GIP/GLP-1 pancreatic gene therapy lead candidate, RJVA-002, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating blood sugar and body weight.

Prior to our Strategic Reprioritization we had been enrolling our pivotal REVITALIZE-1 study in patients with inadequately controlled T2D despite being on at least one antidiabetic agent (“ADA”) also referred to as a glucose lowering agent (“GLA”). Pursuant to our Strategic Reprioritization, we have paused this study. Patients with inadequately controlled T2D, who are on at least one GLA and previously randomized, will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol. We have paused REVITALIZE-1 pursuant to our Strategic Reprioritization due to outsized interest in the Revita weight maintenance pivotal study, REMAIN-1, and our decision to do so was not driven by any safety or efficacy concerns for Revita in T2D.

We have obtained Breakthrough Device designation from the FDA for the Revita DMR System to perform the Revita DMR procedure to improve glycemic control and eliminate insulin needs in T2D patients who are inadequately controlled on long-acting insulin.

In granting Breakthrough Device designation to the Revita DMR System, the FDA found the following: there is a reasonable expectation that Revita will provide for more effective treatment or T2D patients who are inadequately controlled on long-acting insulin therapy; Revita represents a breakthrough technology; Revita, if found to be safe and effective, could offer significant advantages over existing approved or cleared alternatives; and the availability of Revita, if found to be safe and effective, would be in the best interest of patients. We have observed the Revita DMR procedure to be generally well tolerated and to have demonstrated durable weight maintenance and blood glucose lowering for two years post-procedure in controlled studies of patients with T2D who are inadequately controlled despite already taking certain GLAs or ADAs, and receiving lifestyle counseling.

Revita has a CE mark for patients with inadequately controlled T2D in Europe. After securing reimbursement in Germany in the first half of 2022, we initiated our pilot commercial launch along with a Real-World Registry study. Although we have paused investment in this study, pursuant to our Strategic Reprioritization, we expect to continue to follow existing patients per protocol and continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis.

We believe Revita and Rejuva, if approved, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interests of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

Our Development Pipeline

Our development pipeline for Revita and Rejuva pancreatic gene therapy (“PGTx”) candidates target large market indications in obesity and T2D and aim to transform treatment from chronic symptom management to disease-modifying therapies that target the organ-level root causes of metabolic disease.

The following table summarizes our development pipeline and potential clinical opportunities across the spectrum of metabolic disease, from obesity (with or without prediabetes) to advanced T2D.

*Revita has been granted Breakthrough Device designation for weight maintenance after GLP-1 discontinuation in patients living with obesity or who are overweight **Product candidates under our Rejuva gene therapy platform may undergo Phase 1, Phase 2 and/or Phase 3 clinical studies ***CTA = Clinical Trial Application.

1. The anticipated pipeline milestones are based on management’s current estimates and expectations. See Part I. Item 1A. Risk Factors for a discussion regarding Risk Factors to these and other estimates and expectations.

What Sets Us Apart

Our vision is to develop transformative therapies that can prevent and eliminate metabolic disease. We plan to achieve this by creating disease-modifying therapies targeting the gut and pancreas, driving broad adoption of our innovative approach, and improving real-world outcomes for patients and health systems. Our vision is supported by the following strengths:

Pioneering New Approaches Based on Deep Understanding of Metabolic Diseases

We are pioneering the development of disease-modifying therapies targeting the organ level root cause of metabolic disease. Our approach builds on over a decade of our research and the accumulation of independently published, supportive clinical evidence, all implicating the gut and pancreas as validated, untapped targets in obesity and T2D. We aim to restore and preserve the health of the key organs required for metabolic fitness and reduce the burden of metabolic disease for patients.

Developing Disease-Modifying Therapies that Provide Long-Term Metabolic Benefits and the Potential to Shift the Treatment Paradigm in Obesity and T2D

Our Revita and Rejuva programs are designed to target dysfunction in the duodenum and pancreas, respectively, to provide long-term metabolic benefits from a single administration. For this reason, we believe Revita and Rejuva offer the potential to address metabolic diseases in ways we believe current therapies do not, including the prevention and remission of the diseases. Specifically, Revita has the potential to support long-term, durable weight maintenance, while Rejuva offers the potential to drive T2D remission and achieve durable weight loss.

Rigorous Approach to Clinical Development

The Revita clinical program is designed to advance the development of Revita as a foundational outpatient procedural therapy for obesity. By targeting duodenal dysfunction, Revita aims to provide durable weight maintenance solutions, addressing a critical gap in current obesity treatments. To date, we have evaluated Revita in over 300 patients across multiple clinical studies and we have observed over 500 patient-years of exposure data, favorable tolerability data, as well as favorable glycemic control and weight maintenance data. Our Rejuva platform with GLP-1 PGTx candidates has been evaluated in small and large animal models, as well as ex vivo murine and human islets. In preclinical head-to-head studies, Rejuva gene therapy candidates demonstrated weight reduction in a disease-relevant DIO mouse model, along with improvement in glycemic control and delayed T2D progression in a disease-relevant db/db mouse model compared to chronic administrations of semaglutide (the active agent in Ozempic and Wegovy). We are leveraging our extensive clinical experience with Revita to inform our clinical plans with our Rejuva PGTx candidates.

Aligning Interests of Key Stakeholders: Patients, Referring Physicians, Providers, and Payors

We believe Revita and Rejuva, if approved, have the potential to offer clinical and economic benefits while reducing the burden of disease management compared to the current standard of care in obesity and T2D. We believe both programs have the potential to broadly align interests across key stakeholders involved in the treatment of obesity and T2D, and may have the following benefits to these groups:

•
Patients. Improving weight loss maintenance, and glycemic control while reducing the number and burden of therapies required to adequately manage obesity and T2D.
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
•
Payors. Significant health economic benefits for payors who are currently struggling with the increasing expenses of obesity and T2D, driven primarily by unchecked disease progression and the lack of disease-modifying therapies.

Purpose-Built Leadership Team with Shared Mission to Advance Patient Care in Metabolic Disease

Our diverse team, combining marketing, product development and therapeutic expertise, has over 150 years of collective experience in therapeutic development. We are mission-driven to develop novel disease-modifying therapies that can potentially reverse metabolic diseases for patients and for health systems. Our team aims to continuously advance and expand upon our body of knowledge in order to establish and maintain a scientific leadership position in our therapeutic areas of focus. We do so by collaborating with expert advisors who are leaders in metabolic disease, weight maintenance, endocrine signaling and endoscopy.

Growth Strategies

Our mission is to develop transformative therapies that prevent and eliminate metabolic disease. To achieve this goal, we plan to employ the following strategies:

Establish Practice-Changing Levels of Evidence for Revita Across the Spectrum of Obesity

Our stepwise approach to regulatory approvals will initially focus on patients with the highest unmet need in obesity and then progress to other unmet needs in the treatment and prevention of metabolic diseases, including T2D.

We are evaluating Revita in the REMAIN-1 pivotal study, which is designed to include two cohorts - an open label cohort referred to as REVEAL-1, and a randomized cohort which includes both a midpoint analysis and a pivotal analysis. Patients who previously lost at least 15% of their body weight on a GLP-1 can qualify for the open label REVEAL-1 cohort. The data generated from the REVEAL-1 cohort will be used for open label reporting as the study progresses. The REMAIN-1 randomized cohort will enroll patients living with obesity and a BMI between 30 and 45 kg/m2 who are not currently on a GLP-1 drug. Patients will be prescribed tirzepatide and titrated to achieve at least 15% total body weight loss, at which time tirzepatide will be discontinued and patients will be randomized to Revita versus sham.

Midpoint Analysis of Randomized Cohort:

The midpoint analysis of the randomized cohort will be performed at three months of follow-up on approximately 45 patients, allowing us to assess and report on safety and efficacy signals that could be anticipated in the pivotal analysis. These patients are distinct from those included in the pivotal analysis.

Pivotal Analysis of Randomized Cohort:

The pivotal analysis of the randomized cohort will be performed on approximately 315 patients (distinct from those included in the midpoint analysis) and will evaluate safety and efficacy in the first co-primary endpoint, which is weight regain from the time of tirzepatide discontinuation in Revita DMR versus sham patients at six months, with a primary objective of demonstrating a benefit of Revita DMR versus sham for weight maintenance after GLP-1 discontinuation. The second co-primary endpoint evaluates a responder rate among the Revita DMR treated group at one year to demonstrate the durability of the Revita DMR procedure for weight maintenance after discontinuation of a GLP-1-based therapy.

Secondary objectives will include evaluation of the effectiveness of the Revita DMR procedure on the change in blood glucose levels, CVD risk factors, body composition and pre-diabetes status. All patients enrolled in the study will receive diet and lifestyle counseling.

The REMAIN-1 study was initiated in the third quarter of 2024. In January 2025, we reported positive preliminary results from the REVEAL-1 open-label cohort of the REMAIN-1 study. Initial findings from the first patient, as of a cutoff date of January 13, 2025, showed successful weight maintenance at one month following GLP-1 drug discontinuation and Revita DMR procedure. Additional data from the REVEAL-1 cohort are anticipated to be presented in the first quarter of 2025. As of February 15, 2025 recruitment for the REMAIN-1 study has generated significant interest, with over 189 patients enrolled across 13 clinical study sites in six months since first site activation, reflecting strong engagement from both patients and physicians. We believe this momentum underscores the urgent need for effective post-GLP-1 weight maintenance solutions. In the fourth quarter of 2024, we completed enrollment of a sufficient number of patients for the midpoint analysis of the study, which is anticipated in the second quarter of 2025. Full enrollment in the study is expected in the summer of 2025.

As announced on January 31, 2025, we have paused investment in the REVITALIZE-1 study, pursuant to our Strategic Reprioritization. Patients with inadequately controlled T2D, who are on at least one GLA and previously randomized, will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol.

We believe our Revita clinical program will provide comprehensive clinical evidence to support the potential of Revita as an investigational, potential disease-modifying procedural therapy for weight maintenance in obesity.

Rejuva Gene Therapy Platform to Enable Long-Term Remission of T2D and Obesity

To further our core strategy to treat and significantly reduce the burden of T2D and obesity, we are developing the Rejuva gene therapy platform. Our Rejuva gene therapy platform utilizes our novel investigational pancreatic delivery device to administer gene therapy candidates to target the dysfunctional pancreatic beta cells that are a root cause of insulin insufficiency in T2D. We believe that the precise mechanical and molecular confinement of targeted, low dose gene therapy medicines, can address many of the challenges that limit the use of gene therapy in the pancreas and the use of systemic GLP-1 drugs today. We have completed key preclinical in vivo studies to support a CTA for RJVA-001. We plan to submit the first CTA module to regulators by the first half of 2025, and, if approved to proceed, expect to report preliminary data in 2026.

In November 2024, we nominated our first smart GIP/GLP-1 pancreatic gene therapy lead candidate, RJVA-002, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating body weight and blood sugar.

In December 2024, we unveiled promising preclinical data demonstrating the safety and feasibility of local delivery of RJVA-001 at the World Congress Insulin Resistance, Diabetes and Cardiovascular Disease (“WCIRDC”). Using an endoscopic ultrasound-guided system, we achieved safe and precise pancreatic delivery in Yucatan pigs at a low total viral dose with our proprietary Rejuva delivery catheter, closely mirroring the proposed route of administration in our planned first-in-human studies. Results showed therapeutically relevant GLP-1 expression within pancreatic beta cells with no adverse safety effects, reinforcing RJVA-001’s potential as a breakthrough approach for T2D. Based on these critical data, we are confident in our ability to advance toward first-in-human studies.

Execute Targeted and Efficient Go-to-Market Strategy

If Revita is approved in the United States, for a weight maintenance indication, we plan to execute an efficient “hub-and spoke” commercialization strategy to capitalize on the aligned incentives of key stakeholders and drive rapid adoption. Leveraging key learnings and insights from the Revita clinical program, and from the commercial pilot in Germany, we plan to assemble a targeted sales force initially focusing on centers of excellence with metabolically focused gastrointestinal (“GI”), endoscopists with a dedicated interest in bariatric and metabolic endoscopy, as we believe their familiarity with our product candidate may make them early adopters. We also intend to roll out a robust procedural training and support program for GI endoscopists, which we believe will ensure seamless integration into their workflow. We also plan to work with CMS and private insurers to seek to establish coverage and reimbursement for procedures using our product candidate, a key strategy to support the commercial viability of our product candidate with providers.

Broaden the Indication and Use of Revita

If Revita is approved for a weight maintenance indication in the United States, we plan to leverage our platform, technology, core capabilities and the data gathered from our prior clinical studies and the Revita clinical program to expand the indication and use of Revita within other unmet needs in the treatment and prevention of other serious metabolic diseases, including T2D.

Because of our broadly accessible and disease-modifying approach, we intend to make Revita a backbone procedural therapy that can potentially significantly reduce the burden of obesity, T2D and prediabetes. As we expand the adoption of Revita, we may seek regulatory allowance to evaluate potential indications and uses of Revita, as well as partnerships and/or distributor relationships for its commercialization in other global geographies.

Expand Application of Rejuva Platform to Other Metabolic Targets Beyond GLP-1

The Rejuva platform is modular and designed to enable local production of key metabolic hormones important for proper insulin production. Though our initial gene therapy candidate, RJVA-001, will include an AAV9 vector with a transgene that expresses GLP-1 hormone from an insulin promoter, our platform can enable production of a number of hormones, including, among others, glucose-dependent insulinotropic polypeptide (“GIP”), glucagon, peptide YY, or PYY and amylin. The versatility of the Rejuva platform has the potential to underpin a comprehensive, next-generation modality capable of targeting the root causes of various metabolic diseases.

Addressing Interlinked Metabolic Conditions: Obesity and T2D

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

Whereas our ancestors lived in and adapted over centuries to ensure adequate energy supply in environments with limited nutrition, many people now live in a modern world with abundant access to calories and levels of nutrition for which we believe our bodies were never designed. The mismatch between our ancestral genetics and modern diets that are high in fat and sugar is a primary driver of metabolic diseases in the recent past. Emerging scientific consensus links these high fat and sugar diets to dysfunction in key metabolic organs that increase the risk of the development of obesity and T2D, including the gut and pancreas. There is a high degree of overlap between obesity and T2D. Obesity is a key factor in poor metabolic function in patients with T2D, and weight loss is seen as a critical therapeutic goal for T2D patients. According to the American Diabetes Association Standards of Medical Care in Diabetes—2022, management of obesity is an important factor in the treatment of diabetes. According to the American Diabetes Association, even a 5% weight loss can improve blood glucose levels and reduce need for medication. Therapeutic strategies that can both lower blood glucose and help with weight management could have longer-term benefits in prevention and remission of metabolic diseases.

Our Market Opportunity in Obesity

Obesity is a disorder of altered metabolic setpoint and nutritional excess characterized by progressive weight gain and metabolic dysfunction that sits at the apex of a diverse range of negative health conditions, including T2D, CVD, and certain types of cancer. The International Diabetes Federation estimates that there are over 800 million people globally today, nearly 100 million people suffer from obesity and prediabetes in the United States alone. With new innovations achieving greater degrees of potency than earlier agents, the obesity market is poised for immense growth, with industry expectations of approximately $250 billion in drug sales by the end of the decade.

The human body has complex mechanisms to regulate weight, often compared to a thermostat that sets a "weight setpoint.” This setpoint is determined by a variety of factors, including genetics, environment, and behavior, and is regulated by a multitude of neural and hormonal signals originating in the intestine, pancreas, and adipose tissue, converging in the hypothalamus and other regions of the brain.

In individuals with obesity, the weight setpoint might be set or defended at a higher level, which is a key challenge in the management of this disease. When an individual with obesity loses weight (either by behavior changes or with medications, including GLP-1 drugs), the body perceives the weight loss as a state of calorie deficit and risk of starvation. For this reason, the brain triggers a set of compensatory mechanisms, including increased hunger and decreased energy expenditure to try to restore the previous, but higher weight setpoint. The potential correction of the body’s altered metabolic setpoint can enable lasting benefits and translate to superior real-world outcomes.

The Current Treatment Paradigm in Obesity

Guidelines today focus on addressing excess weight in obesity, rather than developing strategies to lower or reset the body’s altered weight setpoint. Initial interventions focus on dietary changes and lifestyle modifications. The American College of Cardiology (“ACC”) and American Association of Clinical Endocrinologists (“AACE”) recommend patients with obesity should initially be prescribed aerobic exercise and resistance training, a reduced calorie diet, and behavioral intervention. The AACE and ACC guidelines recommend that behavioral interventions be escalated for patients who do not achieve 2.5% weight loss within one month of beginning lifestyle modifications. If lifestyle modifications are not successful, treatment may move into therapeutic involvement and surgery. The AACE guidelines recommend that pharmacotherapy combined with lifestyle modifications be considered in individuals with a BMI of at least 27 kg/m2.

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

A critical unmet need remains in obesity despite the potency of GLP-1RAs. As with glucose control, GLP-1RAs have a “rebound effect” in obesity, in which weight loss is not maintained once medication is stopped. A 2022 third-party study exploring weight regain and cardiometabolic effects after withdrawal of 2.4 mg of once-weekly semaglutide found that participants regained two-thirds of their prior weight loss one year after treatment discontinuation, with similar changes in cardiometabolic variables. In July 2023, results from Eli Lilly’s SURMOUNT trials for tirzepatide demonstrated similar results. We believe there remains a critical unmet need in obesity for a therapeutic option that provides long-term weight and metabolic benefit even after treatment discontinuation.

In an era of potent but non-durable weight loss therapies, we believe goals for anti-obesity medications should be 1) weight maintenance, defined as minimal weight regain over the course of at least one year after the discontinuation of therapy, and 2) obesity remission, defined as achieving durable weight loss without the need for ongoing obesity-specific pharmacologic or surgical treatments. Therapeutic strategies that can achieve weight maintenance and obesity remission have the potential to provide a step change in outcomes for patients with obesity.

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

The advent of the GLP-1RA class of medicines for T2D has led to an explosion in prescriptions of these drugs due to their impressive potency, cardiovascular benefits, and favorable weight loss profile. According to a report by Trilliant Health, physicians signed more than nine million GLP-1RA prescriptions in the United States for Ozempic, Mounjaro and Saxenda in the last three months of 2022 alone. However, a retrospective study conducted by Polonsky et al. analyzing medical claims data between July 2012 and January 2019 demonstrated that a majority of patients on a weekly GLP-1RA (i.e., semaglutide, dulaglutide or exenatide extended release) discontinued therapy at 12 months (Polonsky et al. Diabetes Ther (2022) 13:175–187). Discontinuation of these agents typically leads to an immediate loss of metabolic benefit and weight rebound, as seen in Eli Lilly’s SURMOUNT-4 study with tirzepatide and Novo Nordisk’s STEP-1 extension study with semaglutide. This lack of persistence to therapy and subsequent loss of benefit in both blood glucose and weight suggests that these agents do not offer durable disease modification in the disease and help explain the increasing burden of T2D in society, even with the availability of these potent drugs.

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

Our Approach

We design and develop novel, differentiated, disease-modifying therapies that precisely target and alter the function of the diseased organs responsible for obesity and T2D. Despite the development of highly potent medicines that can improve glucose control and weight loss, significant unmet needs remain in these diseases due to high rates of drug discontinuation over time, the loss of metabolic benefit upon drug discontinuation, and the inability of medicines to arrest the progressive nature of these conditions. Our vision is to develop transformative therapies that have the potential to prevent and eliminate metabolic diseases.

Our product candidates have the potential to offer a major advance in healthcare because they are designed as disease-modifying treatments that provide long-term metabolic benefits from a single administration, and are therefore potentially positioned to target the prevention and remission of disease, critically important categories in obesity and T2D treatment that cannot be addressed with current pharmacology. In order to be maximally impactful, these therapies must also be delivered at a scale that can match the incidence and prevalence of metabolic disease around the world. We believe our product candidates are not only unique in their potential for disease modification, but also in their design for broad accessibility for large populations. Accordingly, we believe our candidates have the capacity to revolutionize treatment of obesity and T2D and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

Our Solutions

We believe there is a significant market opportunity for disease-modifying treatments that provide long-term metabolic benefits across the spectrum of obesity and T2D and we are developing a suite of product candidates that will target different phases of these metabolic diseases.

Our Revita pivotal clinical study, REMAIN-1, is designed to evaluate Revita in a clinical study assessing the maintenance of weight loss after GLP-1 discontinuation.

We are also developing Rejuva to enable long-term remission of T2D and obesity by potentially restoring pancreatic metabolic function and boosting satiety in patients with these diseases.

Overview of Revita

Revita is an investigational outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat high sugar diet, which can initiate obesity and T2D in humans. The duodenum is the first segment of the small intestine and the first site of nutrient absorption within the body. The duodenal mucosa regulates the human metabolic response to food intake, and chronic exposure to modern diets high in fat and sugar drive a functional maladaptation of stem cells in the duodenum and lead to dysfunctional hyperplasia of the duodenal mucosa. These diet-induced changes to the structure and function of the duodenal mucosa disrupt physiologic nutrient sensing and signaling mechanisms from the gut to the brain, with resulting alterations to systemic metabolic activity that affect glucose control and satiety through multiple downstream organ systems. Emerging scientific consensus has identified this dysfunction in the gut as a root cause of obesity and metabolic dysfunction and therefore propose targeting gut dysfunction to address downstream metabolic diseases. There are no therapies approved today that target the duodenal mucosa for regeneration and renewal.

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

Revita is designed to treat patients ranging from those who are living with obesity and at risk of developing metabolic complications of obesity, such as T2D, to those who have advanced T2D and have exhausted medical therapies. For individuals with obesity and prediabetes, Revita is designed to address upstream metabolic dysfunction that puts them at risk for the progression of obesity and at risk for the development of T2D.

Potential Benefits of Revita

We believe that Revita’s unique individual features combine to provide a significantly differentiated solution to obesity, offering the following potential benefits:

•
Durable and Repeatable Benefit. Revita is designed to improve metabolic health, blood glucose levels, and weight in patients living with obesity and/or T2D. A pooled analysis of data collected on secondary endpoints assessing weight in our previously conducted controlled clinical studies across the United States and Europe demonstrated a 3.4% (n=100) mean reduction in total body weight loss at four weeks in patients with T2D on multiple ADAs after undergoing a single Revita DMR procedure and showed a sustained mean body weight loss of 4.0% (n=94) at 48 weeks. We believe this is an important and differentiated therapeutic profile in obesity management. In addition, we believe our Revita system has the potential to enable repeat Revita procedures over time.
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
•
Broad Implementation. Revita is a modular system that can potentially be incorporated into the endoscopist workflow by leveraging familiar skillsets of advanced endoscopists. Revita is intended to fit into most endoscopy suites and typically requires fewer than four cases for the endoscopist to acquire proficiency. It is designed to be an outpatient procedure that can be performed by a trained therapeutic endoscopist in less than an hour. Today, over 20,000,000 endoscopies are performed each year in the United States, including over 600,000 advanced endoscopic procedures, by nearly 10,000 gastroenterologists. Of the estimated 10 million people on GLP-1s in the United States today, approximately 800,000 will undergo an endoscopy this year. The Revita DMR procedure is designed to be a simple add-on procedure to these and other endoscopies already performed on patients living with obesity and T2D annually.
•
Real-World Outcomes. Because it is designed as a procedural therapy, Revita does not rely on perfect patient adherence or persistence to chronic therapy for its anticipated clinical effects. Unlike diet and lifestyle interventions or pharmacologic management, the benefits of Revita are intended to be conferred at the time of the procedure and not reliant upon ongoing therapeutic maintenance. This allows a shift in patient focus from escalating chronic disease management burden to ongoing health maintenance after the procedure.
•
Patient Friendly. Revita is designed to offer a straight-forward, outpatient experience requiring less than a half-day visit, and allowing patients to typically return to their normal daily lives the very next day. Furthermore, initial interim data suggest that the Revita DMR procedure has thus far been observed to be compatible with other current interventions for obesity in broad use, including diet and lifestyle, as well as existing and emerging pharmacologic therapies.

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

Our Rejuva gene therapy platform utilizes our novel investigational pancreatic delivery device to administer gene therapy candidates to target the dysfunctional pancreatic beta cells that are a root cause of insulin insufficiency in T2D. Rejuva is a modular, physiologic gene therapy platform with three key elements designed to enable successful pancreatic gene therapy: (1) a proprietary delivery catheter designed to enable local, low dose therapeutic delivery directly to the pancreas via endoscopic access, (2) vectors with tropism for the pancreatic islet to enable successful transduction and gene delivery with limited biodistribution via this route of administration, and (3) transgenes with tissue-restricted promoters and metabolically active peptides that can durably impact glucose and weight control. Rejuva is designed to directly administer a gene therapy into the body and tail of the pancreas via mechanical confinement of virus with local administration and molecular confinement of transgene expression with tissue-specific promoters. These peptides are intended to rejuvenate beta cell health and restore the body’s natural ability to produce insulin. The first gene therapy candidate for Rejuva is RJVA-001, a smart GLP-1, comprising a locally administered AAV9 viral vector that expresses a full-length GLP-1 hormone from an insulin promoter designed for the remission of T2D. The second gene therapy candidate for Rejuva is RJVA-002, a smart GIP/GLP-1, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating body weight and blood sugar.

Potential Benefits of Rejuva

We believe that Rejuva’s individual features combine to provide a significantly differentiated solution to T2D and obesity, offering the following potential benefits:

•
A Compelling, Substantial Commercial Model in Gene Therapy. We believe the Rejuva platform, if approved, has the potential to provide a differentiated market offering within the gene therapy space. We believe this potential for differentiation could be enabled by a large patient population (approximately 27 million people are living with T2D in the United States; approximately 100 million people are living with obesity in the United States), low cost of goods (local delivery of a validated AAV capsid enables a cost of goods sold of potentially less than $10,000 per patient), and a development space where the high economic value is substantial and well understood (approximately $10,000 price per year under the Institute for Clinical and Economic Review (“ICER”) price benchmark).

Broadening access to gene therapy

Key ingredients for a compelling, substantial commercial model in gene therapy

Large patient population

27M with T2D in US
100M with Obesity in US

Low cost of goods

< $10,000 COGs per patient
enabled by local delivery

High economic value

~ $10,000 price per year
ICER price benchmark[1]

1. ICER Medications for Obesity Mgmt 2022

•
Novel Approach to a Highly Validated Target. Our Rejuva platform candidates are being developed as an investigational pancreatic delivery device and local, AAV-delivered PGTx to durably improve islet health in the pancreas. Our first Rejuva PGTx candidate, RJVA-001, is intended to augment intra-islet GLP-1 receptor activation, leveraging well established biology on GLP-1 signaling and potentially leading to improved beta cell health and glucose control in patients with T2D. Our second Rejuva PGTx candidate, RJVA-002, a smart GIP/GLP-1, is designed for the treatment of obesity.

Gene construct
INS p
GLP-1
AAV9 vector
1
Therapeutic transgene within AAV9 vector enters beta cell
BETA CELL
2
Vector enters nucleus and releases transgene, which is transcribed into mRNA
Episomal DNA
mRNA
3
mRNA exits nucleus and is translated into GLP-1 protein
GLP-1 peptide
GLP-1 protein
4
GLP-1 proteins are packaged into secretory vesicles with insulin
Insulin
5
GLP-1 release with insulin is triggered by nutrient stimulation
NUCLEUS

Human GLP-1 PGTx (RJVA-001) Therapeutic Mechanism of Action. 1) The RJVA-001 transgene construct, consisting of a human insulin promoter and GLP-1 sequences, is packaged into AAV9 vectors which are taken up by the beta cell. 2) Vectors enter the nucleus and release the transgene, which is transcribed into GLP-1 mRNA. 3) GLP-1 mRNA exits the nucleus and is translated into protein. 4) GLP-1 proteins are packaged into secretory vesicles with insulin. 5) GLP-1 with insulin release is triggered by nutrient stimulation.

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

Gene therapy route of administration to pancreas

Proprietary, automated, endoscopic delivery device

Local delivery enables low viral genome dosing with limited systemic virus exposure[1]

Islets are readily accessible[2,3] via already established, routine, upper endoscopic ultrasound procedures,[4] performed in ~300K patients per year in US[5]

Procedural risk is further mitigated with device design (e.g., needle size, volume, controlled infusion rate)

Pancreatic
Gene Therapy
Stomach
Pancreas

Endoscopic Procedure & PGTx Delivery

1. Rajagopalan et al. ASGCT 2023 oral presentation. Abstract no. 191. 2. Docherty & Russ. Encyclopedia of Tissue Engineering and Regenerative Medicine 2019, pg. 367-374. 3. Ravi et al. Medicine (Baltimore). 2021 Apr 30;100(17):e25642. 4. Hasan & Hawes. Gastrointest Endosc Clin N Am. 2012 Apr;22(2):155-67. 5. Peery et al. Gastroenterology 2022 Feb: 162(2):621-644. PGTx=pancreatic gene therapy

•
Preclinical Pharmacology and Toxicology Profile. In preclinical head-to-head studies, Rejuva gene therapy candidates demonstrated weight reduction in a disease-relevant DIO mouse model, and improvement in glycemic control and delayed T2D progression in a disease-relevant db/db mouse model compared to chronic administrations of semaglutide.

•
In a preclinical proof-of-concept head-to-head comparison to chronic semaglutide (10nmol/kg daily) in a DIO model for obesity, after a single administration of a GLP-1 PGTx candidate, we observed:

RJVA-001 prototype[1] vs. semaglutide

Weight loss and food intake in DIO mouse model

A) Change in BW Over Time

BW Reduction from Day 1 (%)
110
105
100
95
90
85
80
75
70
65
60
1
8
15
22
29
36
43
50
57
Days

B) End of Study BW Change

p<0.0001
p<0.0001
p<0.0001
p<0.001
BW Reduction (%)
10
0
-10
-20
-30
4
-25
-2
-22

Vehicle Control
Sema (10 nmol/kg/d)
Sema Withdrawal + Vehicle
GLP-1RA PGTx (1e13 VG)
Sema Withdrawal + GLP-1RA PGTx (5e12 VG)

1 Mean ± SEM shown; n=5-10 per group. Fitzpatrick et al. WCIRDC 2023 oral presentation. Abstract no. 0077. BW=body weight, DIO=diet-induced obesity, GLP-1RA=glucagon-like peptide 1 receptor agonist, PGTx=pancreatic gene therapy, Sema=semaglutide, VG=vector genomes

•
A statistically significant decrease in total body weight of 25% (p<0.0001).
•
Further, at the four-week timepoint, mice who were previously administered chronic semaglutide were discontinued from the drug and re-randomized to receive either a vehicle or PGTx. These mice were followed for an additional four weeks. By the end of the eight-week experimental period, the semaglutide withdrawal plus vehicle group regained the body weight they had lost (only 2% decrease from the baseline) while the semaglutide withdrawal plus PGTx group maintained their lost body weight (22% decrease from baseline).

•
In a preclinical proof-of-concept head-to-head comparison to chronic semaglutide (10 nmol/kg daily) in a db/db model for diabetes, after a single administration of a GLP-1 PGTx candidate, we observed:

Glucose-lowering efficacy in *db/db* murine model

GLP-1RA PGTx improves glucose and weight vs. daily semaglutide

A) Fasting Blood Glucose
B) Fasting Plasma Insulin
C) Body Weight Change from Baseline
p<0.0001
p<0.0001
p<0.0001
mg/dL
700
600
500
400
300
200
100
0
p<0.01
ng/mL
30
25
20
15
10
5
0
p<0.001
p<0.05
%
30
20
10
0
-10
-20
Vehicle Control
Semaglutide (10 nmol/kg/d)
GLP-1RA PGTx (5e12)

Mean ± SEM shown; n=7-8 per group, day 29 shown, Rajagopalan et al. DDW 2024 oral presentation. Abstract no. 4029196. GLP-1RA=glucagon-like peptide 1 receptor agonist, PGTx=pancreatic gene therapy

•
statistically significant average reduction of fasting plasma glucose levels of 73% (p < 0.0001) compared to vehicle at four weeks;
•
statistically significant increase in fasting plasma insulin of 478% (p < 0.01) at four weeks; and
•
statistically significant decrease in total body weight of 14% (p<0.001) at four weeks.

Additionally, no adverse events related to the pancreas, liver or other tissues were observed in our rodent or large animal studies.

In December 2024, we unveiled promising preclinical data demonstrating the safety and feasibility of local delivery of RJVA-001 at the WCIRDC meeting. Using an endoscopic ultrasound-guided system, we achieved safe and precise pancreatic delivery in Yucatan pigs at a low total viral dose, closely mirroring our planned first-in-human studies. Results showed therapeutically relevant GLP-1 expression within pancreatic beta cells with no adverse safety effects, which we believe reinforces RJVA-001’s potential as a breakthrough approach for T2D. Based on these critical data, we intend to advance toward first-in-human studies. We plan to submit the first CTA module to regulators by the first half of 2025 and, if approved to proceed, expect to report preliminary data in 2026.

•
Building Upon Clinical and Real-World Experience with Revita. The gene therapy candidates from our Rejuva platform benefit from the extensive clinical and real-world experience that we have accumulated through our Revita program. Rejuva PGTx candidates can be delivered by the same treating physicians and in the same setting as the Revita DMR procedure, utilizing the same distribution network. Moreover, we believe the metabolic benefits of Rejuva PGTx candidates have the potential to be complementary to, and perhaps synergistic with, the Revita DMR procedure.
•
Rigorous Development Plan. We have completed key preclinical in vivo studies to support a CTA for RJVA-001. We plan to submit the first CTA module to regulators by the first half of 2025, and if approved to proceed, expect to report preliminary data in 2026.
•
Interchangeable Platform for Metabolic Therapy. The Rejuva platform enables selection of multiple metabolically active peptide hormones (GLP-1, GIP, PYY, amylin, glucagon, etc.), either individually or combinatorially, with the same local delivery and plasmid construct for differential therapeutic profiles over time.

By employing Revita and Rejuva to target the prevention and remission of obesity and T2D, we believe it is possible to provide a step change in outcomes for patients above and beyond the current chronic management strategies that exist today. If we are able to obtain approval for these product candidates in the United States, we believe these therapies will enable us to chart a course towards significantly reducing the burden of obesity and T2D globally.

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

Diets have changed a great deal over the past several decades, with a shift away from relatively calorie poor, fiber rich, natural foods, to the inexpensive and abundant supply of ultra-processed foods that are very high in simple fats and sugars. Our founders, along with several scientific groups around the world, have begun to detail the specific changes that these modern diets cause on the gut and the impact these changes exert on the body and brain. While the gut has long been recognized as an acute nutrient sensor with signaling mechanisms to the other metabolic organs of the body, its role in regulating the body’s metabolic status over longer periods of time has been underappreciated. Recent advances have demonstrated that the chronic exposure of the intestine to high levels of fats and sugars lead to structural and functional changes of the lining of the proximal gut that may signal a metabolic shift to the brain and body. These insights provide a window into the adaptive role of the intestinal mucosa in helping to define metabolic parameters within the body—informing the metabolic regulation of insulin resistance versus sensitivity, hunger versus satiety, energy utilization versus energy storage, and protection from hypoglycemia versus protection from hyperglycemia. Moreover, these diet-induced changes are geographically confined to the upper small intestine, particularly the duodenum, an area of the body that is directly accessible via routine upper endoscopy via the mouth. This new research provides, for the first time, an accessible potential target of pathology within the gut that sits at the apex of the complex metabolic changes throughout the body underlying metabolic diseases, including obesity and T2D.

Structural and functional changes in the duodenal lining occur in response to high fat, high sugar diets, and can lead to obesity and T2D

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

EECs in Duodenal Lining Send Neurohormonal Signals to Brain and Body

Studies analyzing the small intestine in diabetic patients and animal models have identified functional maladaption of the intestinal mucosa after chronic dietary exposure to high concentrations of fat and sugar similar to the composition of modern diets. Geltrude Mingrone (a consultant to the Company), et al. showed in 2010 that a high fat diet in rats can cause overgrowth of the duodenal mucosa. Working with colleagues at King’s College London, we extended these observations to show that mucosal overgrowth may occur in the duodenum and proximal jejunum but does not extend to further segments of the intestine, such as the ileum (West et al. bioRxiv preprint doi: https://doi.org/10.1101/822122). Further, Aliluev and colleagues observed that high fat, high sugar diets alter intestinal stem cell homeostasis leading to an overgrowth (i.e., hyperplasia) of the duodenal mucosa (Aliluev et al. Nat Metab. 3(9):1202-1216). The figure on the left demonstrates that chronic exposure to these diets may lead to the development of a dysfunctional duodenal lining. The image below on the right depicts the effect of a high fat diet on the growth of the mucosa in a rodent chronically fed a high fat diet, which led to a 50% increase in mucosal surface area over time, relative to a normal diet-fed rodent.

High Fat and Sugar Diets May Cause Overgrowth and Dysfunction of Duodenal Mucosa

This finding of a nutrient-induced stem cell division process that causes structural and functional changes of the duodenal mucosa has now been replicated by multiple independent groups in the United States and Europe, and across organism species and disease models. Michael Theodorakis et al. have demonstrated similar observations in diabetic humans, showing through duodenal biopsies that the mucosa in the duodenum of patients with T2D becomes thickened and exhibits changes to the hormone-producing cell populations in the duodenum (Theodorakis et al. Am J Physiol Endocrinol Metab 290: E550–E559, 2006).

Hyperplasia and dysfunction of the duodenum is associated with more mucosal cells, a greater surface area for nutrient absorption, and in turn more EECs for neurohormonal signaling, altering the body’s response to the metabolic signal from this region of the gut. The greater surface area of the duodenal lining accelerates nutrient absorption and nutrient sensing and signaling from EECs in the proximal intestine. Multiple downstream mechanisms have been implicated in the role of this gut dysfunction in causing metabolic dysfunction. According to Duca et al., EECs in the duodenum respond to ingested nutrients by secreting hormones, including GLP-1 and cholecystokinin, which enter the circulation and trigger local nervous system activation on the basolateral surface of those cells. In this way, the brain can receive neurohormonal signals from the gut and uses this integrated information to regulate blood glucose levels and weight by impacting glucose metabolism and energy metabolism throughout the body (Duca et al. Cell Metab. 2015 Sep 1;22(3):367-80, Duca et al., Nat Commun. 2021; 12: 903). In a healthy state, intraduodenal lipids triggers satiety and suppression of blood glucose levels through these mechanisms, but chronic high fat diets impair this gut-brain feedback in lipid sensing and signaling, leading to metabolic dysfunction (as depicted in the image below).

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
Enteric nervous system
Basolateral side
Vagus nerve (in portal vein)

Source: Duca et al., Nat Commun. 2021; 12: 903; http://creativecommons.org/licenses/by/4.0/

We believe that, taken together, this recent preclinical and clinical evidence demonstrates that abnormal neurohormonal signaling from the duodenum to the rest of the body is an important contributor to metabolic dysfunction, which can increase the risk of obesity and T2D. This insight extends the conventional wisdom that excess weight and physical inactivity are the sole drivers of T2D by highlighting the important role of the duodenum in metabolic control.

Avoiding Nutrient Contact with the Duodenum can Reduce Insulin Resistance in T2D

Not only is there evidence that changes in the duodenum and duodenal nutrient sensing may directly and/or indirectly cause insulin resistance, but independent studies in animals and humans show that preventing or disrupting nutrient contact with the duodenal mucosa can ameliorate insulin resistance and its downstream clinical consequences. Metabolic surgeries that bypass the stomach and duodenum, originally intended for weight loss, have emerged as a treatment approach in T2D with superior metabolic benefits compared to the current standard of care. There is abundant and compelling surgical experience (performed in hundreds of thousands of patients with millions of patient-years of follow-up) showing significant and durable metabolic improvements that come from bypassing the duodenum in people with obesity and T2D. These surgeries have now firmly positioned the duodenum as a validated novel target for metabolic disease and an organ whose function can be safely and effectively altered for metabolic improvement.

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

Revita and Rejuva are designed to treat obesity and T2D by directly targeting the gut and pancreas, respectively. Both therapies focus on addressing root causes of metabolic diseases within these organs.

By leveraging our expertise in developing novel, differentiated, disease-modifying therapies, and our insights into the biology of the gut and pancreas, we believe our therapeutic approaches, if approved, have the ability to alter the paradigm for treating obesity and T2D by remediating the most fundamental causes of the disease.

Revita Product Description

Device Overview

Revita is comprised of (i) the Revita console that houses our proprietary technology and software, and (ii) a single-use Revita DMR catheter. The console’s touchscreen-based graphical user interface is designed to provide ease-of-use and clear guidance on the performance and progress of the procedure for the physician. The console is designed to control the temperature of the ablative and cooling fluid, vacuum suction, facilitate the delivery of saline for the submucosal lift and the pressure and flow rate of water during the ablation cycle. In addition, the console houses sensors that are designed to monitor temperature, pressure and procedure status. We believe the console enables a targeted ablation process by enabling a proprietary safety mechanism that reduces penetration of heat to deeper tissues during the hydrothermal ablation procedure, and potentially reduces the risk of physician error by automating certain steps of the treatment process by guiding the physician step-by-step through the procedure. The image below depicts a prototype rendering of the modular Revita console with the proprietary Revita catheter. The catheter and graphical user interface are currently being used in our REMAIN-1 clinical study and in our REVITALIZE-1 clinical study, but the Revita console hardware below is not. We plan to seek approval from the FDA of a supplemental PMA for this console design modification. The Revita DMR catheter is comprised of three outward-facing ports on the exterior of our novel ablation balloon with a control handle on the proximal end. Each port on the catheter has an opening whose size and shape is designed to enable suction to selectively pull mucosal and submucosal tissue into the port, while preventing the deeper muscularis tissue from being pulled in. In addition, the catheter is thin, flexible and narrow, and is designed to be deliverable and trackable across the stomach into the small intestine over a standard endoscopic guidewire or the Revita procedurally optimized guidewire. In the first quarter of 2025, we began offering the FDA 510K cleared Revita Guidewire to principal investigators to support ongoing Revita clinical studies. The Revita Guidewire is designed specifically to enable ease of delivery for the Revita DMR catheter and procedure.

Modular Revita Console Powered by an Intuitive Touchscreen User Interface

Proprietary device designed for durable and repeatable metabolic reset

Control console
Single-use catheter
Real-time sensors
REVITA
REVITA

½ day training
< 1 hour procedure time
< 4 cases for proficiency

Revita is for investigational use only in the United States. Revita has a CE mark in the EU/UK. This is a rendering of a commercial prototype.

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

Clinical Data Overview: Revita

We have evaluated the Revita DMR procedure in over 300 patients in multiple clinical studies across numerous sites in South America, Europe and the United States. To date, we have observed the Revita DMR procedure, when added to certain ADAs and lifestyle counseling, to be generally well tolerated and demonstrated durable blood glucose lowering and weight stabilization in patients for two years post-procedure. We are currently evaluating the Revita DMR procedure in the REMAIN-1 pivotal study. Pursuant to our Strategic Reprioritization, we have paused investment in Revita for T2D, which includes the REVITALIZE-1 study and the Germany Real-World Registry study. In the REVITALIZE-1 study, patients with inadequately controlled T2D, who are on at least one GLA and previously randomized, will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol. We expect to continue to follow the existing patients per protocol in a real-world setting and continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis in the Germany Real-World Registry study. Based on the data observed in our previously conducted clinical studies, we believe that the Revita DMR procedure has the potential to treat the organ-level root cause of metabolic diseases, such as obesity and T2D.

The table below summarizes our ongoing, paused and completed clinical studies for the Revita DMR procedure.

Study and Status	Study Design	Primary Objectives	Milestones
Ongoing
REMAIN-1. Pivotal clinical study in patients who have lost at least 15% of their total body weight on GLP-1 therapy and wish to discontinue their GLP-1 without weight regain (ongoing)
•
Two-part, multi-center, parallel cohort, randomized (2:1), open-label
•
REVEAL-1/open-label: up to 40 patients
•
Randomized midpoint analysis of 45 patients
•
Randomized pivotal analysis: 315 patients (DMR and sham)

•
To demonstrate superiority of the Revita DMR procedure to sham in weight maintenance after discontinuation of tirzepatide at 26 weeks
•
To demonstrate that a majority of Revita DMR patients maintain clinically significant weight loss after discontinuing tirzepatide therapy at 26 weeks

•
Open-label data from REVEAL-1 anticipated to be presented in the first quarter of 2025
•
Midpoint data analysis from REMAIN-1 anticipated in the second quarter of 2025
•
Full study enrollment anticipated in summer 2025

Paused due to Strategic Reprioritization
Germany Real‑World Registry. Study in patients with inadequately controlled T2D on at least one ADA Commenced in April 2023 Announced on January 31, 2025 that Company has paused investment	• Prospective, post‑market, clinical five‑year follow‑up of patients who have received the Revita DMR procedure in a real‑world setting	• To assess the safety and clinical effectiveness, quality of life and patient reported outcomes, and healthcare utilization expenditure of the Revita DMR procedure	• Follow-up of patients who have received the Revita DMR procedure in a real-world setting and report data on an ongoing basis per protocol

REVITALIZE‑1. Pivotal clinical study in patients with inadequately controlled T2D despite being on at least one GLA

Commenced in March 2021

Announced on January 31, 2025 that Company has paused investment

•
Stage 1: open-label, single-arm training stage
•
Stage 2: Randomized, double‑blind, crossover, sham‑controlled, multi‑center
•
~10-14 cm DMR
•
Two arms: DMR and sham
•
Stage 1: up to 140 patients
•
Stage 2: up to 320 patients
•
• To demonstrate superiority of the Revita DMR procedure to sham in improving glycemic control at 24 weeks
•
Patients with inadequately controlled T2D, who are on at least one GLA and previously randomized will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol

Study and Status	Study Design	Primary Objectives	Milestones
Completed
U.S. Pilot. Pilot study in patients with suboptimally controlled T2D despite being on metformin in combination with one to two additional OADs Completed (prematurely ended)	• Randomized (2:1), double-blind, crossover, sham controlled, multi‑center • Two arms: DMR and sham • 9 patients • ~10 cm DMR • No formal statistical powering	• Evaluate the safety and efficacy of the Revita DMR procedure on certain glycemic endpoints
•
The Revita DMR procedure was generally well tolerated
•
As agreed with the FDA, the study was prematurely ended due to the COVID‑19 pandemic and subsequent authorization to proceed with the REVITALIZE-1 study

Revita‑2. Clinical study in patients with suboptimally controlled T2D despite being on an OAD and/or metformin Completed	• Randomized, double-blind, crossover, sham controlled, multi‑center • ~10 cm DMR • Two arms: DMR and sham • 108 patients	• Evaluate the safety and efficacy of the Revita DMR procedure on certain T2D related endpoints	• Baseline reduction of HbA1c, MRI‑PDFF, HOMA‑IR and weight when compared to the sham arm (p*=<0.05) • The Revita DMR procedure was generally well tolerated
INSPIRE. Investigator initiated pilot study in T2D patients on long‑acting insulin Completed	• Open-label, single‑center • ~15 cm DMR • Single arm • 16 patients	• Evaluate the feasibility of eliminating insulin therapy in T2D patients by combining the Revita DMR procedure with a GLP‑1 and lifestyle counseling	• 69%, 56% and 53% of patients at 24 weeks, 48 weeks and 72 weeks, respectively, were off insulin therapy with an HbA1c of 7.5% or less
Revita‑1. Feasibility study in patients with poorly controlled T2D despite at least one OAD Completed	• Open-label, multi‑center • ~9 cm DMR • Single arm • 46 patients	• Evaluate the safety and effectiveness of the Revita DMR procedure on certain glycemic endpoints
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

Key Metrics

The outcomes of our clinical studies are evaluated by a number of well-known validated glycemic metrics, including:

•
Total Body Weight Change. A physical measurement from baseline weight identifying alteration in weight due to caloric excess or deficit. Total body weight change can include weight gain (from energy excess) or weight loss (from energy expenditure exceeding caloric intake).
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

Revita Clinical Program Insights

Our Revita clinical program design has been informed by our prior clinical studies and expertise in the field of metabolic diseases, including obesity and T2D. We are evaluating and/or have evaluated the Revita DMR procedure in over 30 clinical centers and it has been performed by more than 30 different endoscopists. We have followed most Revita-1 and Revita-2 patients beyond 12 months post-procedure to observe the long-term safety of the Revita DMR procedure, including its effects on glucose homeostasis and weight, and, in all, we have observed over 500 patient-years of Revita

DMR procedure exposure data using Revita. Based on these experiences, we believe the Revita DMR procedure has the potential to:

•
enable weight maintenance in patients living with obesity;
•
reduce the risk of developing diabetes in patients with high-risk prediabetes;
•
improve glycemic control in T2D patients on insulin; and
•
improve glycemic control in T2D patients on one or more ADAs who are not yet on insulin.

We are focused on developing Revita to treat patients ranging from those who are living with obesity and at risk of developing metabolic complications of obesity, such as T2D, to those who have advanced T2D and have exhausted medical therapies. For individuals living with obesity and prediabetes, Revita is designed to address upstream metabolic dysfunction that puts them at risk for the progression of obesity and at risk for the development of T2D.

Ongoing REMAIN-1 Clinical Study

We are evaluating Revita in the REMAIN-1 pivotal study, which is designed to include two cohorts - an open label cohort referred to as REVEAL-1, and a randomized cohort which includes both a midpoint analysis and a pivotal analysis. Patients who previously lost at least 15% of their body weight on a GLP-1 can qualify for the open label REVEAL-1 cohort. The data generated from the REVEAL-1 cohort will be used for open label reporting as the study progresses. The REMAIN-1 randomized cohort will enroll patients living with obesity and a BMI between 30 and 45 kg/m2who are not currently on a GLP-1 drug. Participants will be prescribed tirzepatide and titrated to achieve at least 15% total body weight loss, at which time tirzepatide will be discontinued and patients will be randomized to Revita versus sham.

Midpoint Analysis of Randomized Cohort:

The midpoint analysis of the randomized cohort will be performed at three months of follow-up on approximately 45 patients, allowing us to assess and report on safety and efficacy signals that could be anticipated in the pivotal analysis. These patients are distinct from those included in the pivotal analysis.

Pivotal Analysis of Randomized Cohort:

The pivotal analysis of the randomized cohort will be performed on approximately 315 patients (distinct from those included in the midpoint analysis) and will evaluate safety and efficacy in the first co-primary endpoint, which is weight regain from the time of tirzepatide discontinuation in Revita DMR versus sham patients at six months, with a primary objective of demonstrating a benefit of Revita DMR versus sham for weight maintenance after GLP-1 discontinuation. The second co-primary endpoint evaluates a responder rate among the Revita DMR treated group at one year to demonstrate the durability of the Revita DMR procedure for weight maintenance after discontinuation of a GLP-1-based therapy.

Secondary objectives will include evaluation of the effectiveness of the Revita DMR procedure on the change in blood glucose levels, CVD risk factors, body composition and pre-diabetes status. All patients enrolled in the study will receive diet and lifestyle counseling.

We gained FDA approval for the IDE in the first quarter of 2024 to initiate the pivotal REMAIN-1 study. In July 2024, we obtained Breakthrough Device designation from the FDA for the Revita system, as an adjunct to diet and exercise, to perform hydrothermal ablation of the duodenal mucosa, or the Revita DMR procedure, for use in the maintenance of weight loss after discontinuation of GLP-1-based therapy on patients who cannot tolerate long-term GLP-1 therapy and who are not candidates for endoscopic remodeling procedure or bariatric surgery. In September 2024, the FDA approved an amendment to the clinical study protocol for the REMAIN-1 study of our Revita device, which aligns the co-primary endpoint with a weight maintenance indication for Revita and adds a midpoint analysis at three months allowing us to analyze and report on approximately 45 randomized patients. In the third quarter of 2024, we initiated REMAIN-1.

In January 2025, we reported positive preliminary results from the REVEAL-1 open-label cohort of the REMAIN-1 study. Initial findings from the first patient, as of a cutoff date of January 13, 2025, showed successful weight maintenance at one month following GLP-1 drug discontinuation and Revita DMR procedure. Additional data from the REVEAL-1 cohort are anticipated to be presented in the first quarter of 2025. As of February 15, 2025 recruitment for the REMAIN-1 study has generated significant interest, with over 189 patients enrolled across 13 clinical study sites in six months since first site activation, reflecting strong engagement from both patients and physicians. We believe this momentum underscores the urgent need for effective post-GLP-1 weight maintenance solutions. In the fourth quarter of 2024, we completed enrollment of a sufficient number of patients for the midpoint analysis of the study, which is anticipated in the second quarter of 2025. Full enrollment in the study is expected in the summer of 2025.

The table below depicts the REMAIN-1 clinical study design.

Germany Real-World Registry Study

In April 2023, we initiated the Germany Real-World Registry study, a prospective, post-market, clinical follow-up study to evaluate the Revita DMR procedure in patients with inadequately controlled T2D. Our inclusion criteria included patients ages 18 and over, with a baseline HbA1c between 7.0% and 10.0%, a BMI of less than or equal to 45 and on at least one ADA. The study assessed change in HbA1c, change in number of ADAs, safety and tolerability, quality of life and patient reported outcomes, and healthcare utilization expenditure over five years in patients with T2D after receiving the Revita DMR procedure in a real-world setting.

On January 31, 2025, we announced that pursuant to the Strategic Reprioritization, we have paused investment in the Germany Real-World Registry study. We expect to continue to follow the existing patients per protocol and continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis.

As of February 15, 2025, we have treated 39 patients with Revita DMR and enrolled 34 patients in the Real-World Registry study with 12-month follow-up data from 17 patients. At baseline, prior to Revita DMR procedure, these patients (n=17) were a mean age of 61 years, with obesity and advanced T2D, a mean body weight of 106 kilograms (234 pounds; BMI 34 kg/m2) and mean baseline fasting blood glucose (FBG) and HbA1c of 181 mg/dL and 9.1%, respectively, despite using up to three GLAs. Approximately 65% of these patients were male. At three months, patient mean weight was reduced by 7.2 kilograms (16 pounds) and this reduction was maintained through 6 and 12 months post-procedure (see the table below for absolute values). Nearly all patients lost weight with 65% and 29% losing >5% and >10% of their body weight at 12 months post-Revita DMR procedure, respectively. Weight loss was observed as early as one-month post-Revita DMR procedure, and weight loss was generally maintained through one year of follow-up, further underscoring in a real-world setting the potential for a single Revita DMR procedure to be a compelling and durable weight maintenance solution.

FBG and HbA1c also improved, with mean decreases of 50, 47, and 49 (n=17) mg/dL and 1.0, 1.0, and 1.2% (n=17), at 3, 6, and 12 months, respectively. In addition, at 12 months post-procedure, 82% of patients stabilized or reduced their GLA usage in addition to losing weight and improving their hyperglycemia (n=17). Patient reported outcomes (PROs) revealed that Revita was valued by patients and improved T2D management. At 12 months post-procedure, 94% of participants reported they would undergo the Revita DMR procedure again and 100% would recommend the procedure to a family member or friend (n=17). Revita scored a 9.7 and 9.3 (1-10, 10 highest) for its ability to improve T2D management and quality of life, respectively (n=17). To date, no device or procedure-related serious adverse events have been reported.

The table below reflects the Germany Real-World Registry study Weight and Blood Sugar Data Over Time Post-Revita DMR procedure.

Endpoint	Baseline	3 Months	6 Months	12 Months
Weight (kg)	106	99	99	99
FBG (mg/dL)	181	130	133	132
HbA1c (%)	9.1	8.1	8.0	7.9

Mean values shown. Company data on file, n=17. NCT06256497. HbA1c=glycated hemoglobin.

REVITALIZE-1 Pivotal Clinical Study

In March 2021, we commenced REVITALIZE-1 (formerly known as REVITA-T2Di), a randomized, double-blind, crossover, sham-controlled, multi-center pivotal clinical study in patients with inadequately controlled T2D despite being on up to three ADAs and 20 to 100 units of insulin daily. In June 2024, the FDA approved an amendment to the protocol of the REVITALIZE-1 study of our Revita device, which expanded eligibility to patients with T2D who are inadequately controlled on any GLA, including GLP-1 drugs and/or insulin. On January 31, 2025, we announced that pursuant to the Strategic Reprioritization, we have paused investment in REVITALIZE-1. Patients with inadequately controlled T2D, who are on at least one GLA and previously randomized, will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol.

The table below depicts the REVITALIZE-1 clinical study design.

REVITALIZE-1 pivotal study investment paused

Patient population
- Inadequately controlled T2D (HbA1c > 7.5)
  despite use of at least 1 glucose lowering agent (GLA)

Primary endpoint
- Change from baseline in HbA1c at 24 weeks, Revita vs sham

Study design
- Randomized (1:1) double blind sham controlled

Study Design

Screening and baseline evaluation
1:1 Randomization
Revita Procedure
Maintain baseline GLAs
Assess HbA1c
Sham treatment
Maintain baseline GLAs
Assess HbA1c

REVITALIZE-1 Study; ClinicalTrials.gov Identifier: NCT04419779; GLAs = Glucose Lowering Agents; 1.

Rejuva Platform Description

Rejuva is a modular, physiologic gene therapy platform with three key elements designed to enable successful pancreatic gene therapy: (1) a proprietary delivery catheter designed to enable local, low dose therapeutic delivery directly to the pancreas via endoscopic access, (2) vectors with tropism for the pancreatic islet to enable successful transduction and gene delivery with limited biodistribution via this route of administration, and (3) transgenes with tissue-restricted promoters and metabolically active peptides that can durably impact glucose and weight control. Rejuva is designed to directly administer a gene therapy into the pancreas with both mechanical and molecular confinement of the therapeutic candidate with local administration and tissue-specific promoters. In the first quarter of 2024, we nominated the first candidate in our gene therapy platform, designated as RJVA-001, designed for the remission of T2D. RJVA-001 is a locally administered AAV9 viral vector with a transgene that expresses a GLP-1 hormone from an insulin promoter. In the fourth quarter of 2024, we nominated our first smart GIP/GLP-1 pancreatic gene therapy lead candidate, RJVA-002, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating blood sugar and body weight.

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

Rejuva Drug Overview

The Rejuva drug platform is designed to be a modular, interchangeable platform composed of delivery vectors with high tissue tropism for the pancreatic islet and tissue-restricted promoters confining metabolically active transgene expression to islet cells. In the first quarter of 2024, we nominated RJVA-001, our first clinical candidate to emerge from the Rejuva platform for the remission of T2D. RJVA-001 combines a novel, proprietary Rejuva catheter for delivery, an AAV9 serotype vector, and a proprietary transgene construct, which features a modified human insulin promoter and a proprietary coding sequence that enables secretion of active human GLP-1. We have completed key preclinical in vivo studies to support a CTA for RJVA-001. We plan to submit the first CTA module to regulators in the first half of 2025 and, if approved to proceed, expect to report preliminary data in 2026. In the fourth quarter of 2024, we nominated our first smart GIP/GLP-1 pancreatic gene therapy lead candidate, RJVA-002, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating blood sugar and body weight. Our GLP-1 PGTx candidates are designed to express GLP-1 specifically in beta cells in a manner that will allow beta cells to produce, package, and secrete GLP-1 hormone in a similar method to insulin. In this way, the GLP-1 transgene product can act within the pancreatic islet on adjacent alpha and beta cells to augment local GLP-1 receptor activation and signaling. Because of this local expression, our GLP-1 PGTx candidates are designed to improve beta-cell health and function and thereby provide durable weight loss and glycemic control while minimizing the side effects of systemic exposure to GLP-1 We believe our GLP-1 PGTx candidates will be a single administration with the potential to provide long-term metabolic benefits, even after therapy is discontinued, because the turnover rate of human beta cells is thought to be very low in adults. As such, AAV has already demonstrated durable transgene expression in the pancreas of rodents beyond a year.

Pancreatic Gene Therapy (PGTx) to modify islet function

Potential for durable improvement in metabolic health

Smart GLP-1 gene therapy, targeted to pancreatic islets, may offer differentiated benefit

β-cell machinery can be leveraged to produce nutrient-stimulated hormones[1,2]

Islet cells are terminally differentiated,[3] making adeno-associated virus (AAV) suitable for durable effect

Opportunity to amplify islet GLP-1 signaling to improve β-cell health

AAV with GLP-1RA Driven by INS Promoter
Islet
GLP-1R
β-Cell
INSULIN
GLP-1RA

Figure adapted from Saikia et al. JCI Insight. 2021 6:e1418511. 1. Lubaczeuski et al. Keystone 2023 oral presentation. Poster no. 1025. 2. Rajagopalan et al. ADA 2023 oral presentation. Abstract no. 181-OR. 3. Perl et al. J Clin Endocrinol Metab. 2010 95: E234–E239., GLP-1=glucagon-like peptide 1, GLP-1R=GLP-1 receptor, GLP-1RA=GLP-1R agonist, INS=insulin,

Delivery Overview

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

The procedure involves inserting the distal end of the single-use Rejuva catheter through the working channel of an endoscopic ultrasound imaging device and into the stomach. Ultrasound will be used to direct needle placement through the stomach wall into the body and tail of the pancreas after identifying the pancreatic duct and other key anatomical structures. The needle is then advanced into the distal pancreas. The physician will confirm needle placement before enabling a precise dose of the drug candidate to be delivered into the pancreas by an automated syringe pump system in the console. During the administration, the console will measure the pressure and flow rate of the delivered fluid to prevent injury to the tissue and monitor the volume of delivery to control the precise dose of administration. A favorable benefit-risk profile of the delivery device can be enabled by directing the needle toward the body and tail of the pancreas, where a majority of pancreatic islets reside, and by avoiding the pancreatic duct in the head of the pancreas, where the risk of procedural pancreatitis would be higher.

Preclinical Data Overview: Rejuva Gene Therapy Platform

We have evaluated potential GLP-1 PGTx candidates in large and small animal studies. In survival studies in over 100 large animals, we have observed 100% technical success with our Rejuva device using our proposed clinical route of administration with no device-related adverse events observed thus far. In small animal pharmacology studies, we observed that our potential GLP-1 PGTx candidates were generally well tolerated, reduced weight, improved glycemic control, and delayed T2D progression compared to vehicle or control and semaglutide. Given the data observed in our preclinical studies thus far, we believe that our Rejuva gene therapy candidates have the ability to provide clinical benefit in T2D and people living with obesity who currently have limited treatment options that provide long-term benefit even after treatment discontinuation.

Preclinical Studies: Proof-of-Concept

We have conducted multiple proof-of-concept studies with GLP-1 PGTx candidates consisting of AAV-delivered transgenes carrying an insulin promoter driving GLP-1RA sequences in in vitro, ex vivo human islets, ex vivo mouse islets, and in vivo survival studies in a db/db mouse model of T2D and obesity. In db/db mice 10 weeks after a single administration of a GLP-1 PGTx candidate, we observed dose-dependent expression of the GLP-1RA protein in whole pancreas explants and in isolated islets from animals sacrificed at that time point. Isolated pancreatic islets from treated mice grown ex vivo demonstrated increased insulin content and improved glucose-stimulated insulin secretion (“GSIS”) (as depicted in the image below), a hallmark of improved beta cell function.

Ex Vivo efficacy – isolated islets from treated mice

AAV-GLP1RA increases islet GLP1RA, insulin, and subsequent GSIS

A) VCN Within Islets
B) Transgene Content
C) Insulin Content
D) Glucose-Stimulated Insulin Secretion (GSIS)
VCN (VG/DG)
10
8
6
4
2
0
GLP1RA (pg/ml)
400
300
200
100
0
****
Insulin (ug/L)
2000
1500
1000
500
0
***
Stimulation Index
250
200
150
100
50
0
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

AAV-GLP1RA includes GLP1RA protein secretion and improves β-cell function

A) GLP1RA Secretion
GLP1RA Secretion (pM)
100
80
60
40
20
0
****
****
Glu
B) GSIS±GLP1R Blockade with Ex9
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

In a head-to-head preclinical in vivo study in a db/db mouse model, we evaluated a GLP-1 PGTx candidate compared to semaglutide. By four weeks post treatment, we observed a statistically significant average reduction of FPG of 73% (p <0.0001), a statistically significant increase in fasting insulin of 478% (p < 0.01), and a statistically significant decrease in total body weight of 14% (p <0.001) relative to vehicle treated mice after a single administration of a GLP-1 PGTx candidate. Based on these data, we believe this study suggests that a single administration of a GLP-1 PGTx candidate can achieve greater improvements in blood glucose control and weight loss and delayed T2D progression in db/db mice compared to semaglutide (as depicted in the images below).

In a head-to-head preclinical in vivo study in a DIO mouse model, we evaluated weight loss after a single administration of GLP-1 PGTx candidate compared to semaglutide 10 nmol/kg daily. At 28 days after administration, we observed a statistically significant reduction of total body weight of 27% for the GLP-1 PGTx candidate compared to 21% for semaglutide (p < 0.05 for the difference between GLP-1 PGTx candidate and semaglutide). Semaglutide-treated animals were then randomized on day 29 to withdrawal of semaglutide or a single administration of the GLP-1 PGTx candidate, and both groups were followed for an additional 4 weeks. On day 57, we observed weight loss of 25% in the obese rodents initially treated with the GLP-1 PGTx candidate, compared to weight gain of 4% in vehicles. Animals withdrawn from semaglutide regained weight to a net 2% body weight loss on day 57, while animals who crossed over from semaglutide to a single dose of the GLP-1 PGTx candidate maintained body weight loss on day 57 with 22% weight loss from baseline. Based on this data, we believe that a single administration of a GLP-1 PGTx candidate can achieve greater improvements in weight loss than semaglutide at the tested dose, durable improvements in weight loss compared to vehicle control, and can offer a potential weight maintenance therapeutic solution to prevent weight regain after semaglutide discontinuation (as depicted in the image below).

In vivo studies of GLP-1 PGTx candidates in DIO and db/db mice have demonstrated high specificity of transgene expression for the pancreatic islets with no detectable transgene expression in off-target tissues (e.g., the exocrine pancreas). Quantification of GLP-1RA immunoreactivity in mouse islet beta cells indicates that potent efficacy can be achieved with only a small fraction (< 10%) of beta cells expressing GLP-1RA (as depicted in the image below).

GLP-1RA PGTx islet expression in DIO model

Islet-targeted transduction increases pancreatic expression of GLP-1RA

A) Islet PGTx-GLP-1RA Transduction

B) Islet GLP-1RA Expression

Islet Area (%)
40
30
20
10
0
Vehicle Control
Sema (10 nmol/kg/d)
PGTx (1e13 VG)
Sema Withdrawal + Vehicle
Sema Withdrawal + PGTx (5e12 VG)

Mean ± SEM shown; n=5-10 per group. DIO=diet-induced obesity, GLP-1RA=glucagon-like peptide 1 receptor agonist, PGTx=pancreatic gene therapy, Sema=semaglutide, VG=vector genomes

We observed that promoter and regulatory element optimization in GLP-1 PGTx candidates demonstrated the potential for a broad dynamic range of transgene protein production at eight to nine weeks after a single administration of a

GLP-1 PGTx candidate (as depicted in the image below). We believe these results indicate that GLP-1 PGTx candidates have the potential to provide durable metabolic benefits after a single administration with limited systemic exposure.

No abnormal findings were observed in animal behavior or clinical chemistries. Histopathologic analysis showed no evidence of inflammation, pancreatitis or pancreatic cancer (as depicted in the image below).

Pancreatic islet histopathology in DIO murine model

GLP-1RA PGTx was not associated with inflammation

Vehicle Control	GLP-1RA PGTx	Sema Withdrawal	Sema Withdrawal + PGTx

1 mm

1 mm

1 mm

1 mm

Score:	Vehicle Control	GLP-1RA PGTx	Sema Withdrawal	Sema Withdrawal + PGTx
	0.25 ± 0.16	**0.30 ± 0.15**	**0.20 ± 0.20**	**0.20 ± 0.20**

Histopathology Scorecard[1]

- **0** – No cellular infiltrates
- **1** – Infiltrates in small foci at islet periphery
- **2** – Infiltrates surround islets [peri-insulitis]
- **3** – Intra-islet infiltration <50% islet
- **4** – Extensive infiltrations = 50% islet, cellular, destruction, prominent cytoarchitectural derangement
- **5** – Islet atrophy because of beta cell loss

There were no significant differences between groups

Mean ± SEM shown; n=5-10 per group. 1. Papaccio et al. Endocrinology. 2000 Apr;141(4):1500-5. DIO=diet induced obesity, GLP-1RA=glucagon-like peptide 1 receptor agonist, PGTx=pancreatic gene therapy, Sema=semaglutide, VG=vector genomes

Preclinical Studies: Feasibility and Toxicity

Feasibility and toxicity studies were conducted in Yucatan pigs because their GI and pancreas anatomy is similar to that of humans, enabling a similar route of administration. In preclinical survival studies in Yucatan pigs, we demonstrated the feasibility and technical success of the Rejuva device and proposed clinical route of administration for local delivery of Rejuva PGTx candidates.

Dose-dependent transduction in Yucatan Pig Model

Local delivery effectively and reliably targets islets

Yucatan pig model **anatomy similar to humans**[1]

Dose-dependent AAV-GFP expression in targeted pancreatic lobe[2,3]

>100 animals treated with 100% technical success

No adverse safety signals to date (e.g., pancreatitis)

Yucatan Pig Islet Transduction
Splenic Lobe
Endocrine GFP Expression
(% of Cells)
80
60
40
20
0
0.0%
2.1%
2.3%
19.8%
41.2%
Vehicle
5.0e12
1.0e13
5.0e13
1.5e14

Mean ± SD shown; n=2-4 per group. 1. Walters and Prather. Mo Med. 2013 May-Jun;110(3):212-5. 2. Thompson et al. DDW 2023 poster presentation. Control no. 3862948. 3. Rajagopalan et al. ASGCT 2023 oral presentation. Abstract no. 191. AAV=adeno-associated virus, GFP=green fluorescent protein

We evaluated dose-dependent AAV-transgene expression in the pig pancreas by using green fluorescent protein, or GFP, in our AAV vector. At a dose of 1.5 x 1014, we observed 41.2% islet cell transduction of GFP and a 3.5 vector copy number, or VCN. The FDA recommends that the VCN should be less than five copies per genome.

Biodistribution analysis demonstrated a 5.1x greater VCN in the pancreas as compared to the liver with our proposed clinical route of administration. According to a study done by Li et al., the same viral vector administered intravenously demonstrated a 0.005x VCN in the pancreas as compared to the liver (Li et al. Physiol Genomics 54: 261–272, 2022). We believe this reflects a 1000-fold liver de-targeting with our proposed route of administration as compared to intravenous administration.

We observed no evidence of abnormal adverse events to the pancreas, liver or other tissues after administration of a beta-cell restricted Rejuva PGTx candidate.

Subsequently, RJVA-001 (6e13 vector genome (VG)) was evaluated in non-diseased Yucatan pigs using ultrasound guided endoscopy with a custom needle integrated with a proprietary fluid delivery system to enable transgastric infusions of RJVA-001 into the targeted splenic lobe of the pancreas. Serum lipase, as a surrogate marker of pancreatitis, was assessed on days -14, 0, 4, 7, 21, and 34 post-delivery to establish early and longer-term procedural safety. Animals were necropsied at day 34 post-procedure and punch biopsies were taken from 20 locations across the pancreas to establish vector copy number (VCN), transgene ribonucleic acid (RNA) and protein expression as indicators of vector transduction efficiency and RJVA-001-driven GLP-1 production. All animals tolerated the delivery procedure well with serum lipase levels remaining within the upper limit of normal (ULN) at all timepoints evaluated from day -14 pre-procedure to day 34 post-procedure.

EUS-Guided RJVA-001 delivery well-tolerated in Yucatan Pigs

Mean serum lipase levels remained within the ULN at all time points

50
40
30
20
10
0
Lipase (U/L)
3xULN
ULN
-14
0
1
4
7
21
34
Study day

Transgastric delivery of RJVA-001 resulted in increased AAV9 transduction, GLP-1 transgene transcription, and subsequent active GLP-1 protein expression within the targeted splenic lobe of the pancreas. Active GLP-1 protein was five-fold greater in RJVA-001 treated animals compared to untreated controls. Pancreatic vector copy number (VCN), and RJVA-001 transgene RNA levels were positively correlated (r=0.85, p<0.0001). Likewise, RNA levels correlated with RJVA-001 islet-driven GLP-1 protein levels (r=0.85, p<0.0001).

RJVA-001 delivery led to robust AAV9 transduction, and GLP-1 transcription

Five-fold increase in active pancreatic GLP-1 protein

A)
VCN
(VG/DG)
0
2
4
6
C1 C2 C3 C4 D1 D2 S1 S2 S3 S4 S5 S6 S7 S8 S9 S10 S11 S12 S13 S14
Connecting
Duodenal
Splenic
Pancreatic Lobe Biopsy Location
B)
Transgene RNA
(copies/10ng RNA)
0
5000
10000
15000
20000
C1 C2 C3 C4 D1 D2 S1 S2 S3 S4 S5 S6 S7 S8 S9 S10 S11 S12 S13 S14
Connecting
Duodenal
Splenic
Pancreatic Lobe Biopsy Location
C)
Active GLP-1
(ng/g total protein)
0
100
200
300
400
500
C1 C2 C3 C4 D1 D2 S1 S2 S3 S4 S5 S6 S7 S8 S9 S10 S11 S12 S13 S14
Connecting
Duodenal
Splenic
Pancreatic Lobe Biopsy Location
D)
p<0.02
Active GLP-1
(ng/g total protein)
0
50
100
150
200
250
Untreated
RJVA-001
E)
r=0.85, p<0.0001
VCN
(VG/DG)
0.0
0.5
1.0
1.5
2.0
2.5
0
2500
5000
7500
10000
Transgene RNA
(copies/10ng RNA)
F)
r=0.85, p<0.0001
Transgene RNA
(copies/10ng RNA)
0
2500
5000
7500
10000
0
50
100
150
200
Active GLP-1
(ng/g total protein)

Clinical Development Overview: Rejuva Gene Therapy Platform

We have completed key preclinical in vivo studies to support a CTA for RJVA-001. We plan to submit the first CTA module to regulators by the first half of 2025 and, if approved to proceed, expect to report preliminary data in 2026.

In addition, in the fourth quarter of 2024, we nominated our first smart GIP/GLP-1 pancreatic gene therapy lead candidate, RJVA-002, designed for the treatment of obesity. RJVA-002 is a locally administered AAV9 viral vector that expresses human GLP-1 and GIP hormones from a human insulin promoter. RJVA-002 is designed to activate both GIP and GLP-1 receptors, which play crucial roles in regulating blood sugar and body weight.

Commercialization Strategy

The Revita DMR System is approved in Europe as a medical device under a CE Mark and has received reimbursement authorization through NUB in Germany for the treatment of T2D. After securing reimbursement for Revita in 2022, in the first half of 2023 we initiated a limited commercial pilot in a single center in Dusseldorf, Germany, along with a Germany Real-World Registry study, designed to evaluate real-world evidence of Revita’s safety and effectiveness in people with inadequately controlled T2D. We have paused investment in this commercial pilot, as well as in the Germany Real-World Registry study.

In the United States, we have obtained Breakthrough Device designation from the FDA for the Revita DMR System, as an adjunct to diet and exercise, to perform hydrothermal ablation of the duodenal mucosa, or the Revita DMR procedure, for use in the maintenance of weight loss after discontinuation of GLP-1-based therapy on patients who cannot tolerate long-term GLP-1 therapy and who are not candidates for endoscopic remodeling procedure or bariatric surgery. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions but does not alter or confer any advantage in the regulatory review or approval standard for medical devices

We intend to submit a Premarket approval (“PMA”) for Revita after we complete the REMAIN-1 study, including the patient follow-up through 52 weeks. If approved, we believe longer-term follow-up studies beyond 52 weeks will likely be performed as part of a post-approval study, or PAS, including potentially studying the safety and effectiveness of repeat procedures, should they be necessary. Based on regulatory precedent, we believe a PAS may be conducted in parallel with the commercial launch of Revita. If approved, we intend to execute a targeted, efficient go-to market strategy for Revita, driven by a stepwise approach that will build brand awareness, position Revita as a novel procedural therapy alternative to ongoing maintenance use of GLP-1s, and ultimately expand procedure volume as an attempt to validate Revita in endocrine and endoscopy communities as a durable and potentially repeatable option for patients living with obesity, prediabetes and other metabolic diseases.

As we progress our Revita clinical program and generate clinical evidence in support of Revita, we will invest in building a U.S.-based direct salesforce to support our U.S. launch to prepare for Revita’s potential FDA approval. We will seek to strategically recruit representatives with strong backgrounds and experience in the management of weight maintenance, obesity and prediabetes, as well as those with a deep understanding of the endoscopist workflow. We expect to grow our field force over time to accelerate broad market adoption of Revita, building on the foundational brand awareness we aim to achieve through our initial educational efforts.

As we generate additional clinical data and insights through our Revita clinical program, we plan to carry out an organized medical education effort to inform endocrinologists around the compelling solution provided by our product candidates, as we believe they will serve as the primary prescribing physicians. We believe that the clinical evidence generated from our program will continue to support our messaging to key leaders in the field of metabolic endocrinology and gastroenterology.

If Revita is approved, we intend to commercially launch with the PMA approved console design and plan to submit a supplemental PMA for our next generation commercial console design shortly thereafter. We plan to execute an efficient “hub-and spoke” commercialization strategy to position Revita as a novel procedural therapy to treat obesity and T2D and drive its rapid adoption. Leveraging key learnings and insights from our Revita clinical program, we plan to have a targeted sales force initially focusing on centers of excellence with metabolically focused GI endoscopists with a dedicated interest in bariatric and metabolic endoscopy. We plan to initially target participating physicians from our clinical studies, as we believe their familiarity with our therapies will make them early adopters. Our multi-channel commercialization strategy will include direct marketing campaigns to raise awareness amongst patients for a compelling new treatment alternative in weight maintenance and obesity.

We also plan to roll out a robust procedural training and support program for GI endoscopists, ensuring seamless integration of Revita into their workflow. These education and training efforts will be critical in building an installed base in metabolic endoscopy that will begin with providers at large hospitals and expand to outpatient endoscopy centers over time.

Our initial approach will be to focus on people living with obesity who desire an off-ramp from GLP-1 drugs, and progress to other unmet needs in the treatment and prevention of metabolic diseases, including T2D. Once we are established in obesity and prediabetes through clinical validation, medical education and training, strong procedure volumes and a robust installed base, we plan to leverage our foundational platform, technology and core capabilities to expand indications to other metabolic diseases, CVD, and others.

As we expand the adoption of Revita, we will evaluate potential partnerships and/or distributor relationships for its commercialization in other global geographies. Given the high prevalence and rapidly growing incidence of obesity and prediabetes in international markets, we believe there is a significant unmet need for a scalable, disease-modifying therapy globally. We plan to pursue regulatory approvals and geographic expansion into international markets with reimbursement and a need for procedure-based solutions in obesity and prediabetes, as part of our long-term growth strategy.

Because Rejuva is designed to leverage the same console system, physicians, skill sets and same commercialization footprint of Revita, we believe that a successful launch of Revita will enable a more rapid commercialization of Rejuva into that same channel, if both products are approved in the United States.

Research and Development

We have an experienced research and development team with the scientific, engineering, software, operations and clinical talent that we believe is required to grow our business. We have committed, and expect to continue to commit, significant resources to improve product candidate performance and reliability and reduce costs. As of February 15, 2025, our research and development team was comprised of 79 employees. For the years ended December 31, 2024 and 2023, we incurred research and development expenses of approximately $70.5 million and $38.0 million, respectively. Major components of the research and development expenses included salaries and benefits, engineering, preclinical and clinical study expenses.

We continuously seek to improve Revita, the DMR procedure and our Rejuva gene therapy platform, including improvements in our technology and its accessibility. We believe that technical advantage is important to achieve or sustain a competitive advantage, and therefore our research and development efforts are focused on the continued enhancement of Revita, the DMR procedure and Rejuva. We are dedicated to ongoing innovation with respect to Revita, the DMR procedure, Rejuva, and to expanding our pipeline of product candidates and their applications to treat obesity, T2D and other metabolic diseases.

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

There are a number of new classes of agents and combination agents in development for obesity and T2D, such as oral GLP-1s, other nutrient-stimulated hormones and novel mechanisms, which may offer evidence of significant weight loss and broad metabolic benefit. Pharmaceutical companies are heavily invested in their existing and future product platforms for obesity and T2D. They have strong relationships within the clinical community and with prescribing physicians in particular.

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

As of February 15, 2025, we own: 29 issued U.S. patents; 29 pending U.S. non provisional patent applications; five pending U.S. provisional patent applications; six patent cooperation treaty, or PCT, applications that have not entered national stage; 71 issued foreign patents in Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, and Russia; and 34 pending foreign patent applications in Australia, Canada, China, Europe, Israel, India, Japan, and Korea. The subject matter covered by our owned patents and patent applications include: Revita and components thereof, methods of using Revita, Rejuva and components thereof, methods of using Rejuva, and other exploratory product candidates. Excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable: our owned issued U.S. patents are expected to expire between January 2032 and May 2036; our owned issued foreign patents are expected to expire between January 2032 and September 2038; any patents that may issue from our owned pending U.S. patent applications are expected to expire between October 2034 and December 2045; any patents that may issue from our owned pending foreign patent applications or PCT applications are expected to expire between January 2032 and January 2045.

With respect to Revita, as of February 15, 2025, we own: 22 issued U.S. patents; 21 pending U.S. patent applications; two pending U.S. provisional patent applications; one PCT application that has not entered national stage; 61 issued foreign patents in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, and Russia; and 23 pending foreign patent applications in Australia, Canada, China, Europe, Israel, Japan, and Korea. The issued patents and any patents that may issue from our pending patent applications related to Revita are expected to expire between January 2032 and November 2045, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

With respect to Rejuva, as of February 15, 2025, we own: four pending U.S. patent applications; three pending U.S. provisional patent applications; three PCT applications that have not entered national stage; and eight pending foreign patent applications in Australia, Canada, China, Europe, Japan and Korea. Any patents that may issue from our pending patent applications related to Rejuva are expected to expire between February 2042 and December 2045, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

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

In addition to our reliance on patent protection for our inventions, products and technologies, we also seek to protect our brand through the procurement of trademark rights. As of February 15, 2025, we own 46 registered trademarks and five pending trademark applications for FRACTYL, FRACTYL HEALTH, FRACTYL HEALTH LOGO, REVITA, REVITA DMR, REJUVA and other product related brand names in the United States and certain foreign jurisdictions. Furthermore, we rely on trade secrets, know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We have determined that certain technologies, including certain aspects of our software, are better kept as trade secrets. To mitigate the chance of trade secret misappropriation, we enter into non-disclosure and confidentiality agreements with parties who have access to our trade secrets, such as our employees, consultants, advisors and other third parties. We also enter into invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions they have developed while working for us. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review.

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

Manufacturing and Supply

We currently perform final assembly and acceptance testing of Revita at our headquarters in Burlington, Massachusetts. We rely upon third-party suppliers for the manufacture of sub-assembly components, the sterilization of final components of the Revita system, the device component of the Rejuva product and the Rejuva gene therapy candidates. We do not have long-term supply agreements with any of our suppliers, some of which are single- or sole-source suppliers. Our purchase order arrangements are terminable at will. We have not yet identified and qualified second-source replacements for many of our critical single-source suppliers. Thus, in the event that our relationship with any of our single- or sole-source suppliers terminates in the future, we may have difficulty maintaining sufficient supplies of key components of our product candidate. Where practicable, we are currently seeking, or intend to seek, second-source manufacturers for our single-source components. We believe that our existing facilities and those of our third-party suppliers are adequate to meet our current manufacturing needs.

Manufacturing facilities that produce drug products, medical devices or their component parts are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we and some of our sub-assembly component manufacturers will be required to manufacture any products that we sell in compliance with the FDA’s Quality System Regulation (“QSR”), and the FDA’s current good manufacturing practices, or cGMPs, which cover the methods used in, and the facilities used for, the design, testing, control, manufacturing, sterilization, labeling, quality assurance, packaging, storage and shipping of our product candidates. In international markets, we and some of our sub-assembly component manufacturers are and will be required to obtain and maintain various quality assurance and quality management certifications, and are and will continue to be periodically inspected by international regulatory authorities for certification purposes. Our manufacturing operations, and those of our suppliers, are designed to be in compliance with applicable regulations of the FDA or other applicable regulatory authorities.

Government Regulation

Our product candidates and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. For example, certain of our product candidates are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA, and other product candidates we intend to develop are regulated as biologic-device combination products subject to regulation by the FDA under the FDCA and the Public Health Service Act (“PHSA”), and comparable foreign laws and regulations.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, classification under FDA’s de novo classification process or approval of a PMA application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, establishment registration and device listing, reporting of adverse medical events and certain device malfunctions, known as medical device reporting, or MDR, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include among other things performance standards, post-market surveillance, patient registries and additional labeling requirements.

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

PMA Approval Pathway

Revita is an investigational Class III device subject to the requirement for PMA approval. Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR, which currently sets forth cGMPs for devices. PMA applications are also subject to the payment of user fees, which are higher than in the 510(k) process.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA also may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

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

Clinical Trials

Clinical trials are almost always required to support a PMA or a de novo request, and are sometimes required to support a 510(k) submission. All clinical investigations of devices conducted in the United States to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which among other things govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

During a study, the sponsor is required to comply with applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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
•
the QSR, which currently requires manufacturers, including third-party manufacturers, to follow stringent design, validation, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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
•
complying with the laws and regulations requiring Unique Device Identifiers on commercialized devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which currently cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers of medical devices are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

U.S. Biologics Regulation

The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLPs;
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

•
preparation of and submission to the FDA of a BLA;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs (including the QSR in the case of the device component of any biologic/device combination product), and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency,
•
satisfactory completion of potential FDA inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The preclinical developmental stage generally involves laboratory evaluations of chemistry, formulation and stability, as well as studies to evaluate the product candidate’s toxicity in animals, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain in vivo studies.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring subject safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments.

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
•
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product within the approved indication. These so-called Phase 4 studies may also be made a condition to approval of the BLA.

In addition, during the development of a biologic product candidate, sponsors are given opportunities to meet with the FDA at certain points, including prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development.

Concurrent with clinical trials, sponsors may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product candidate for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product candidate, or from a number of alternative sources, including studies initiated by independent investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by a period of three months for FDA to respond to information deemed a “major amendment” to the application. The FDA reviews a BLA to determine, among other things, whether the product candidate is safe, pure and potent for the proposed indication, and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. During its review of the application, the FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After the FDA evaluates a BLA and conducts any required inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will generally describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once a BLA is approved, the FDA may withdraw such approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies and surveillance programs to further assess and monitor the product’s safety, purity and potency after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for developing and reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track-designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A fast track-designated product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Certain investigational biologics may also be eligible for regenerative medicine advanced therapy, or RMAT, designation. This designation may be available where the product candidate qualifies as an RMAT, meaning that, with limited exceptions, the investigational drug: (1) is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products; (2) is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such a disease or condition. The RMAT designation provides all the benefits of a breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review of a BLA submission. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, as discussed below, or through reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites.

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a fast track designation, RMAT designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. A BLA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, depending on the design of the applicable clinical studies, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or the FDORA, the FDA may require, that such confirmatory studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under the FDORA, the FDA has increased authority for expedited procedures to withdraw approval of the product receiving accelerated approval if the sponsor fails to conduct the required post-marketing studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, RMAT Designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other existing exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC or Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745, or Medical Devices Regulation. In accordance with the Medical Devices Regulation’s recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021, and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the Medical Devices Regulation.

In the EU, there is currently no premarket government review of medical devices. However, the EU requires that, all medical devices placed on the market in the EU must meet the safety and performance requirements laid down in Annex I to the Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety performance requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement general safety and performance.

Compliance with the general safety and performance requirements of the Medical Devices Regulation is a prerequisite for European conformity marking, or CE mark, without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EU declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the EC certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

The Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (EUDAMED), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The Medical Devices Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Each device and as applicable, each package will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to the manufacturer and the device, and a production identifier, or UDI-PI, to identify the unit of device production. Manufacturers are also notably responsible for entering the necessary data on EUDAMED, which includes the UDI database, and for keeping it up to date. Certain obligations for registration in EUDAMED are expected to become applicable in Q1 2026 (as EUDAMED is not yet fully functional). Until EUDAMED is fully functional, the corresponding provisions of the Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions, or FSCAs, must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through EUDAMED – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

Brexit and the Regulation of Medical Devices in the United Kingdom

From January 1, 2021 onwards, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the sovereign regulatory authority responsible for the Great Britain (“GB”) (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), or UK Medical Devices Regulations, that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas, broadly, Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transition period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on the GB market. The MHRA will only register devices where the manufacturer or their United Kingdom, or the UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA. Furthermore, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in GB. This amendment will come into force on June 16, 2025 and aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. In addition, the MHRA launched a consultation between November 14, 2024 and January 5, 2025 on proposals to update the pre-market requirements for medical devices in GB, covering four topics, namely: (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the UKCA mark and, in particular, proposals to remove the requirement to place such UKCA mark on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. This consultation builds on the MHRA’s previous consultation between September and November 2021, and the UK government’s response to that consultation which was published on June 26, 2022. The MHRA has stated that it will incorporate feedback to its recent consultation into new legislation on pre-market requirements for medical devices in GB. The new legislation is expected to be implemented in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK Medical Devices Regulations, certain medical devices need to be “UKCA” certified by a UK approved body in order to be lawfully placed on the GB market. However, certain medical devices in compliance with: (1) the (EU) Medical Devices Directive can continue to be placed on the GB market until the sooner of certificate expiration or

June 30, 2028 or (2) the (EU) Medical Devices Regulation can continue to be placed on the GB market until the sooner of certificate expiration or June 30, 2030.

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

Most countries outside of the United States, including the EU, require that CTAs, be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approval from comparable regulatory authorities outside the United States before we can commence clinical studies or marketing of the product candidate in those countries. The requirements and process governing the conduct of clinical trials, approval, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council on Harmonization, of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on good clinical practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

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

Brexit and the Regulation of Medicinal Products in the United Kingdom

The TCA, agreed between the UK and the EU has been provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. While the TCA has avoided a “no deal” Brexit scenario, and provides for quota and tariff free trading of goods in principle, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the UK and EU. Further, the TCA does not provide for the continued free movement of services between the UK and EU and also grants each of the UK and EU the ability, in certain circumstances, to unilaterally impose tariffs on one another.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU Clinical Trial Regulation (Regulation (EU) No 536/2014) will not be applicable in GB. The Medicines and Medical Devices Act 2021 has introduced delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the MHRA is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB (i.e., England, Wales, and Scotland); broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chose to opt-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the EU centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916), as amended, and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicinal products that will benefit patients, including a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, an international recognition procedure, or IRP, has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (i.e., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years, or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional 5-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the market in the UK within 3 years shall cease to be in force.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for procedures using our products will be available from government health administration authorities, private insurers and other organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and certain private payors may follow CMS policies. Coverage and reimbursement by governmental and other third-party payors may depend upon a number of factors, including the third-party payor’s determination that use of a product or service and its use for a particular patient is:

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. In the EU, member states are facing increased pressure to limit public healthcare spending. There can be no assurance that procedures using our product candidates, once approved, will be covered for a specific indication or will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidate profitably, once approved. More and more, local, product specific reimbursement law is applied as an overlay to Medical Devices Regulation, which has provided an additional layer of clearance requirement. Historically, products launched in the EU do not follow the price structures of the Unites States and product prices in the EU have generally been significantly lower as compared to the United States.

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals and executive actions to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products, when and if approved. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our future products.

The implementation of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”), in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. In addition, the ACA has subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduced the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. CMS announced the list of the first ten drugs that will be subject to price negotiations on August 29, 2023, and announced the list of the next fifteen drugs that will be subject to the second cycle of negotiations on January 17, 2025. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal products as of 2025, certain high-risk medical devices as of 2026, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Employees and Human Capital Resources

On January 31, 2025, we announced that pursuant to our Strategic Reprioritization, we streamlined resources, including a workforce reduction impacting 22 employees, or approximately 17% of our workforce. We anticipate the Strategic Reprioritization will be substantially implemented by the second quarter of 2025. As of February 15, 2025, we have 107 full-time employees, 79 of whom are dedicated to research and development, and 13 of whom hold doctorate degrees (i.e., Ph.D., Pharm.D. or M.D.). None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Medical device and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an organ-editing metabolic therapeutics company with a limited operating history in developing medical devices and biopharmaceutical products, which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale in the United States and have not generated any revenue from product sales. We applied CE mark to Revita in Europe, following its European Certification in 2016, and have received reimbursement authorization through NUB in Germany for the treatment of T2D. To date, we have devoted substantially all of our resources and efforts to increasing our manufacturing capacity, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking preclinical and clinical studies of our product candidates, including the ongoing REMAIN-1 pivotal clinical study of Revita. On January 31, 2025, we announced that pursuant to our Strategic Reprioritization we have paused investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We have not yet demonstrated our ability to successfully complete any pivotal clinical studies, submit a Premarket Approval application, or PMA, a new drug application, or NDA, or biologic license application, or BLA, or similar marketing authorization application, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new medical devices and biopharmaceutical products than it could be if we had a longer operating history.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our IPO and debt financing. We have incurred a net loss of approximately $68.7 million and $77.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $415.3 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, Revita, is currently undergoing a pivotal clinical study, the REMAIN-1 clinical study. On January 31, 2025, we announced that pursuant to our Strategic Reprioritization we have paused investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study.

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
•
operate as a public company.

To date, we have generated insignificant revenue from our pilot commercial launch of Revita in Germany, which investment has been paused. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and clinical studies of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate any revenue in the United States or revenue that is significant enough to achieve profitability.

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

Developing medical devices or biopharmaceutical products, including conducting preclinical and clinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical studies of, and seek marketing approval or certification for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved or certified for commercial sale, we anticipate incurring significant costs associated with commercializing any approved or certified product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities or notified bodies to perform clinical studies or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval or certification for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Because the design and outcome of our anticipated clinical studies are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding beyond the proceeds from our IPO in order to maintain our continuing operations in the future.

As of December 31, 2024, we had approximately $67.5 million in cash and cash equivalents, which is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Annual Report on Form 10-K. In addition, we may not be able to comply with the minimum liquidity covenant related to the 2023 Notes without additional financing. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement additional or new cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

On January 31, 2025, we approved a Strategic Reprioritization, pursuant to which we:

•
intend to prioritize our REMAIN-1 pivotal study;
•
intend to advance Rejuva; and
•
have paused investment in our Revita programs for T2D, consisting of the REVITALIZE-1 study and the Germany Real-World Registry study.

As part of the Strategic Reprioritization, we streamlined resources, including a workforce reduction impacting 22 employees, or approximately 17% of our workforce. We anticipate the Strategic Reprioritization will be substantially implemented by the second quarter of 2025. Based on our current business plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026, through multiple key clinical milestones.

Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
our business strategy, including our Strategic Reprioritization;
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

We plan to use our existing cash and cash equivalents to fund the ongoing REMAIN-1 pivotal clinical study of Revita; fund the continued preclinical and clinical development of our Rejuva gene therapy candidate RJVA-001; follow the existing patients in the REVITALIZE-1 pivotal clinical study of Revita per protocol, follow the Germany Real-World Registry study patients per protocol and for working capital and other general corporate purposes, including medical education and other commercial readiness activities. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development and commercialize our product candidates, if approved (or certified).

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Other than our credit agreement, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, the impact of global macroeconomic and geopolitical events on the capital markets may affect the availability, amount and type of financing available to us in the future. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical studies or future commercialization efforts.

Our credit agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our credit agreement contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that we (i) engage in businesses other than businesses in which we are currently engaged or businesses reasonably related or complementary thereto, or (ii) subject to certain baskets and exceptions, incur additional indebtedness or liens, make certain investments, make certain payments of indebtedness, pay dividends or make any other distributions, merge with other companies or consummate certain changes of control, acquire other companies, transfer or dispose of certain assets, and enter into transactions with affiliates, among other things. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of all or a majority of the lenders under the credit agreement or prepay our outstanding obligations under the credit agreement. The credit agreement contains financial covenants including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. We may not be able to maintain the minimum liquidity covenant related to the credit agreement without additional financing. Our obligations under the credit agreement are collateralized by substantially all of our assets, including our intellectual property, but excluding certain customary and agreed upon assets. Additionally, we may not be able to generate sufficient cash flow or sales to pay the principal and interest under the credit agreement. Furthermore, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the credit agreement. In the event of a liquidation, the lenders and the agent under the credit agreement would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the agent and lenders under the credit agreement, were first repaid in full. See “—We require substantial additional capital or must implement other business strategies to execute our operating plan and continue to operate as a going concern. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.”

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures affect regions where manufacturing and product development activities take place or raw materials are sourced. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches on certain products, industries or companies could significantly impact our development and commercialization efforts. The U.S. government has recently imposed tariffs on certain foreign goods, and some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in other retaliatory actions by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of December 31, 2024, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

Our ability to utilize our net operating loss carryforwards, research and development tax credit carryforwards, and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $260.4 million and $225.9 million, respectively, which begin to expire at various dates beginning in 2030. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or the CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act.

In addition, as of December 31, 2024, we had U.S. federal and state research and development tax credit carryforwards of $14.3 million and $5.6 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in 2031. The state research and development tax credit carryforwards will expire at various dates beginning in 2027. We may not be able to utilize these credits for federal and state income tax purposes before they expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our IPO, together with other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We may have experienced or may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

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

The research, testing, manufacturing, labeling, approval, certification, selling, import, export, marketing, and distribution of medical devices and biopharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in and outside the United States. We are currently in clinical-stage development of Revita, which is an investigational medical device, and are conducting preclinical and expect to initiate clinical development of our Rejuva PGTx candidate RJVA-001 along with a device delivery system, which together with the gene therapy candidate, we anticipate will be regulated as a combination biologic-device.

In the United States, before we can market a new medical device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), or approval of a PMA application, from the FDA, unless an exemption applies. We expect Revita to be subject to the requirement for approval of a PMA application. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices. We plan to seek approval of a PMA from the FDA for the Revita DMR procedure for weight maintenance and to improve glycemic control.

Modifications to products that are approved through a PMA generally require FDA approval. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The process of obtaining a PMA is costly and uncertain and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical studies. Despite the time, effort and cost, a device may not be authorized by the FDA. Any delay or failure to obtain necessary marketing authorizations could harm our business. Furthermore, even if we are granted such marketing authorizations, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

Similarly, we are not permitted to market any biological product in the United States or in foreign jurisdictions until we receive approval of a biologics license application, or BLA, from the FDA or approval of similar foreign applications from comparable foreign authorities. We anticipate that each of our Rejuva gene therapy candidates will be regulated as a biological product or biological product-device combination product, requiring approval of a BLA or a similar approval from comparable foreign authorities, and as the case may be, certification from a notified body. We have not previously submitted a BLA to the FDA, or similar applications to comparable foreign authorities. A BLA and similar applications must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency (or efficacy) for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product. Similar requirements may apply in foreign jurisdictions.

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

The CE mark for Revita was applied under the MDD, which has now been superseded by the MDR and we are currently working on obtaining MDR certification. Under the recently extended MDR transitional provisions, both (i) devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 and (ii) legacy devices lawfully placed on the market after May 26, 2021, in accordance with the transitional provisions of the MDR, may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. In particular, no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the MDR and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices are certified under the MDR, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU, of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the MDR or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the MDR. If the assessment is favorable, the notified body will issue a new certificate or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the MDR. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

As a result of the UK leaving the EU, since January 1, 2021, the regulatory framework and regimes for medical devices in the UK and the EU have diverged. Northern Ireland has adopted a hybrid approach as a result of the divergence in accordance with the Northern Ireland Protocol. GB’s national legislation remains based on the (EU) MDD as implemented nationally. However, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in GB. This amendment will come into force on June 16, 2025. In addition, the MHRA launched a consultation between November 14, 2024 and January 5, 2025 on proposals to update the pre-market requirements for medical devices in GB. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in GB. The new legislation is expected to come into force in 2026. Under the UK Medical Devices Regulations, certain medical devices need to be “UKCA” certified by a UK approved body in order to be lawfully placed on the GB market. However, certain medical devices in compliance with: (1) the (EU) MDD can continue to be placed on the GB market until the sooner of certificate expiration or June 30, 2028. or (2) the (EU) MDR can continue to be placed on the GB market until the sooner of certificate expiration or June 30, 2030. Medical devices also need to bear a physical United

Kingdom Conformity Assessment, or UKCA, mark in order to be lawfully placed on the GB market. However, one of the key topics in the MHRA’s recent consultation was to obtain feedback on whether to remove the requirement for a medical device and its labelling (i.e., packaging and instructions for use) in GB to bear a physical UKCA mark. Instead of requiring a medical device and its labelling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, or UDI, to medical devices before they are placed on the GB market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI.

Our product candidates could fail to receive regulatory approval or certification from the FDA, a comparable foreign regulatory authority or notified body for many reasons, including:

•
disagreement with the design or conduct of our clinical studies;
•
failure to demonstrate to the satisfaction of regulatory agencies or notified bodies that our product candidates are safe, pure, potent and/or effective, or have a positive benefit/risk profile for its proposed indication;
•
serious and unexpected adverse device effects experienced by participants in our clinical studies;
•
failure of results from clinical studies to meet the level of statistical significance or otherwise demonstrate the evidence required for approval or certification;
•
disagreement with our interpretation of data from preclinical or clinical studies;
•
the insufficiency of data collected from clinical studies of our product candidates to support the submission and submission of a PMA or BLA or other submission or to obtain regulatory approval or certification;
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

We expect the novel nature of certain of our product candidates to create further challenges in obtaining regulatory approval or certification. The FDA may also require a panel of experts to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of any such panel, although not binding, may have a significant impact on our ability to obtain approval of the product candidates based on the completed clinical studies, as the FDA often adheres to the panel’s recommendations. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical studies and the review process. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, the FDA and comparable foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the biopharmaceutical industry in the long term.

Clinical studies are expensive, time-consuming, difficult to design and implement, and have an uncertain outcome. Further, we may encounter substantial delays in our clinical studies.

Before obtaining regulatory approvals or certification for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical and clinical studies that our product candidates are both safe and effective for use in each target indication, or with respect to biological product candidates, that such candidates are safe, pure, and potent for their intended indication. Clinical testing is expensive and takes many years to complete, and is subject to uncertainty. Our clinical studies may not be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical study process. Even if our clinical studies are completed as planned, their results may not support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our future clinical study results may not be successful.

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
•
delays in reaching alignment with the FDA or other regulatory authorities as to the design or implementation of our clinical studies;
•
delays in or failure to obtain regulatory allowance or approval to commence a clinical study;
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
•
failure to perform clinical trials in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
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

We are currently engaging in clinical studies that involve clinical sites in the United States and EU. We could also in the future plan to conduct one or more future clinical studies of our product candidates outside the United States, including in Europe and Australia. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities or notified bodies may be subject to certain conditions or may not be accepted at all. In cases where data from clinical studies conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such clinical studies were conducted pursuant to an IND or IDE, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the studies were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, if the applicable clinical trials were not otherwise subject to an IND or IDE, the FDA will not accept the data as support for an application for regulatory approval unless the study was well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority or notified body will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable regulatory authority or notified body does not accept such data, it would result in the need for additional studies, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

We may not be able to submit IDEs or IDE supplements or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device in the United States, if necessary to support for a PMA, 510(k) premarket notification or de novo classification request, a sponsor must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical studies in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such studies may not support marketing authorization of the investigational device. Moreover, certainty that clinical studies will meet desired endpoints or produce meaningful or useful data and be free of unexpected adverse effects cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue. Similar requirements may apply in jurisdictions outside the United States.

While we plan to submit IDEs or comparable documents for Revita, we may not be able to submit or obtain approval of such IDEs or comparable documents on the timeline we expect. Moreover, we cannot be sure that submission of an IDE or comparable document will result in the FDA or other comparable foreign regulatory authorities allowing further clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical studies set forth in an IDE, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, the FDA may disapprove of our IDE or withdraw approval of a previously-approved IDE if it finds that:

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

Although we would expect to submit a compliant, truthful and complete application, we cannot guarantee that the FDA would approve it. If the FDA were to disapprove an IDE application or propose to withdraw prior approval, we would have the right to request a regulatory hearing. However, we cannot guarantee what the outcome of such a hearing would be. If are required and fail to obtain approval of an IDE, the FDA may prohibit us from conducting our investigation, or place us on a “clinical hold,” which could result in significant delay to our clinical studies or prevent us from completing them at all. In addition, even if we are able to obtain approval of an IDE, such approval does not guarantee that the applicable clinical investigation, even if successful, will eventually lead to FDA approval of the underlying product candidate.

We may not be able to submit INDs or IND amendments, CTAs or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or other comparable foreign regulatory authorities may not permit us to proceed.

While we plan to submit INDs, CTAs or comparable documents for our Rejuva gene therapy candidates, we may not be able to submit such INDs or comparable documents on the timeline we expect. Moreover, we cannot be sure that submission of an IND or CTA or comparable application will result in the FDA or other comparable foreign regulatory authorities allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate clinical studies. These considerations also apply to clinical studies we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or other comparable documents, on the timelines we expect or to obtain regulatory allowances or other authorizations for any proposed studies may prevent us from completing such clinical studies or commercializing our product candidates on a timely basis, if at all.

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

If unacceptable side effects, serious adverse events or deaths arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, DSMB or other regulatory authorities could suspend or terminate our clinical studies or the FDA or other regulatory authorities could order us to cease clinical studies or deny approval or certification of our product candidates for any or all targeted indications. Undesirable side effects, adverse events or deaths in clinical studies with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical studies, to require additional studies, or otherwise to delay or deny approval or certification of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical studies and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Although Revita has received Breakthrough Device designations, there can be no guarantee that the designation will benefit the development and regulatory approval process.

The FDA granted Breakthrough Device designation for the Revita DMR System, as an adjunct to diet and exercise, to perform hydrothermal ablation of the duodenal mucosa, or the Revita DMR procedure, for use in the maintenance of weight loss after discontinuation of GLP-1-based therapy on patients who cannot tolerate long-term GLP-1 therapy and who are not candidates for endoscopic remodeling procedure or bariatric surgery. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.

However, we may not experience a faster development process or review, compared to more conventional procedures and Breakthrough Device designation has no bearing on whether or not the FDA will approve Revita for any indication. Breakthrough Device designation does not alter or convey any advantage in the regulatory review and approval standard for medical devices. Further, the FDA may rescind Breakthrough Device designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Many private payors currently base their reimbursement policies on the coverage decisions and payment amounts determined by CMS, which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed with our products, if approved, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for the procedures performed with our products in an adequate amount, if at all. A Medicare national or local coverage decision denying coverage for our products or for procedures using our products could result in private and other third-party payors also denying coverage for our products or procedures using our products. Third-party payors also may deny reimbursement for our products or procedures using our products if they determine that a product used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payors underscore the uncertainty that our product face in the market and could have a material adverse effect on our business.

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

We expect our Rejuva gene therapy candidates to require the development of a drug delivery device, such that the gene therapy candidate and drug delivery device may be regulated as a biologic-device combination product that requires coordination within the FDA and similar foreign regulatory agencies and notified bodies for review of its device and biologic components. Although the FDA and similar foreign regulatory agencies and notified bodies have systems in place for the review and approval or certification of combination products such as our Rejuva gene therapy candidates, we may experience delays in the development, approval or certification, and commercialization of our Rejuva gene therapy candidates due to regulatory timing constraints and uncertainties in the product development and approval or certification process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the underlying biologic component application, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with respect to any device component, which may delay the approval of the combination product.

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

For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments.

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

The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU and EEA for medical devices and to ensure a high level of safety and health while supporting innovation. See “Part I, Item 1. Business—Government Regulations—Regulation of Medical Devices in the European Union” for more information.

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

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA, if any, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors.

In addition, the approval of a biologic product biosimilar to one of our product candidates could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Disruptions at the FDA and other government agencies or notified bodies caused by policy changes, new leadership, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, similar foreign regulatory authorities and notified bodies to review and authorize or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the European Medicines Agency, or the EMA, following its relocation to Amsterdam and corresponding staff changes, may also slow the time necessary for new products or modifications to cleared or approved products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown or similar constraints on funding or staffing occur, or if renewed global health concerns prevent the FDA or other regulatory authorities or notified bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance in the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR. Their designation process, which is significantly stricter under the MDR, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the MDR remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA and the ability of the notified body to timely review and process our regulatory submissions and perform its audits.

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

Our future success is dependent on our ability to timely advance and complete clinical studies, obtain marketing approval or certification for and successfully commercialize Revita. In 2016, Revita was CE marked under the MDD. The certificate was renewed under the MDD on March 8, 2021. We are investing significant efforts and financial resources in the research and development of Revita as well as our Rejuva gene therapy candidates. As part of our Strategic Reprioritization, we intend to prioritize our REMAIN-1 pivotal study, advance Rejuva, and have paused investment in our Revita programs for T2D, including the REVITALIZE-1 study and the Germany Real-World Registry study. Revita will require additional clinical development, evaluation of clinical manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales in the United States. We are not permitted to market or promote Revita or any other product candidate, before we receive marketing approval or certification from the FDA or comparable foreign regulatory authorities or notified bodies, and we may never receive such marketing approvals or certifications.

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
•
the possible occurrence of adverse events in our clinical studies; and
•
any potential interruptions or delays resulting from factors related to any future public health crises, including epidemics and pandemics.

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

We have not yet studied the ability of Revita to be used in repeat procedures. Although, in a long-term follow-up study of the PP population in our Revita-1 study, we observed a statistically significant mean HbA1c reduction of 1.0% (n=27) at 24 months in patients who underwent the Revita DMR procedure, in combination with at least one ongoing OAD and lifestyle counseling, we cannot be certain that patients will be able to have repeat procedures in the future. If we are unable to demonstrate the safety of Revita for repeat use, it could have a material adverse effect on the clinical utility and commercial adoption of Revita because providers, referring physicians, payors and patients may not find the product to be a compelling treatment option for people living with obesity or T2D. To the extent any of the aforementioned groups do not accept Revita as a compelling treatment option for people living with obesity or T2D, it could significantly harm our business, financial condition and prospects.

We have never obtained marketing approval for a product candidate in the United States and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any product candidate in the United States.

We have never obtained marketing approval for a product candidate in the United States. It is possible that the FDA may refuse to accept for substantive review any PMA applications, BLAs or similar applications that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. We believe our proposed approach of treating option for people living with obesity or T2D through the Revita DMR procedure and our Rejuva gene therapy candidates is novel and, as a result, the process for, and the outcome of, our efforts to seek FDA approval is especially uncertain. If the FDA does not accept or approve any PMA applications or BLAs we may submit for our product candidates, the FDA may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any PMA application or BLA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our PMA applications or BLAs.

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

The medical device, obesity and diabetes management and biopharmaceutical markets are highly competitive. We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

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

Our Rejuva gene therapy candidates involve introducing genetic material into a patient’s pancreas via endoscopic administration. Gene therapy remains a novel technology, with only a limited number of gene therapy approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of metabolic diseases targeted by our current or future gene therapy candidates, prescribing treatments that involve the use of our current or future gene therapy candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development, commercialization or demand of our current and future gene therapy candidates we develop. Potential serious adverse events in our clinical studies, or other clinical studies involving gene therapy or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our current and future gene therapy candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of sub-assembly components for Revita, for the device component of the Rejuva product and for the materials for our Rejuva gene therapy platform for preclinical and clinical studies under the guidance of members of our organization. We do not have long-term supply agreements. We currently manage the final assembly and testing of Revita at our headquarters located in Burlington, Massachusetts, except for the sterilization of the Revita DMR single-use disposable components, including the Revita DMR catheter, and the device component of the Rejuva product, which are outsourced to a third party. Furthermore, the materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical studies. For example, the extent to which any future public health crises, including epidemics and pandemics, such as COVID-19, impact our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the disease and the actions undertaken to contain the disease or treat its effects. Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures affect regions where manufacturing and product development activities take place or raw materials are sourced. See “Risks Related to Our Financial Condition and Capital Requirements—Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the conflict between Israel and Hamas, and recent bank failures affecting the financial services industry, have affected and could further adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical studies.”

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
•
the misappropriation of our proprietary information, including our trade secrets and know-how; and
•
geopolitical or macroeconomic factors.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP or similar foreign regulations for manufacturing both active drug substances and finished drug products. For example, we are dependent on our planned contract manufacturing partners for the production of sub-assembly components of Revita, such as the Revita DMR catheter, Revita console and Rejuva catheter. We rely on a third party manufacturer to manufacture and supply cGMP-grade RJVA-001 for our first-in-human clinical trials. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA others, they will not be able to secure and/or maintain marketing approval for the use of their manufacturing facilities in connection with our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our drug candidates. For example, the BIOSECURE Act (H.R. 7085) implicates U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies “of concern.” The BIOSECURE Act was passed by the House of Representatives in September 2024 and a substantially similar bill is pending in the Senate (S.3558). If the BIOSECURE Act becomes law, or similar laws or restrictions are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, and it is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our drug candidates.

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

We and our third-party suppliers and manufacturers are required to comply with the FDA’s cGMPs, which in the case of medical devices is currently known as the Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our device product candidates. The FDA audits compliance with the QSR and similar cGMPs for biologics through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers or manufacturers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

We do not have redundant facilities. We currently perform substantially all of our research and development, manufacturing and back office activity and maintain most of our raw material and finished goods inventory in a single location in Burlington, Massachusetts. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product candidates, may result in the inability to manufacture our product candidates during such periods and the delay of our ongoing or future clinical studies, including our ongoing REMAIN-1 pivotal clinical study of Revita, REVITALIZE-1 pivotal clinical study of Revita, and potential future clinical study of RJVA-001. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

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

There have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the United States healthcare system. Outside of the United States, foreign governments and regulatory authorities may implement new requirements that could impact our business and market acceptance. Certain of these proposals could limit the prices we are able to charge for our products or limit coverage of, or lower reimbursement for, procedures associated with the use of our products, once approved, and could limit the acceptance and availability of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. The Affordable Care Act, or ACA, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act was signed into law, which, among other things, contains provisions to lower prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved or certified. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, certain high-risk medical devices as of 2026, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We are subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the EU GDPR, governs certain collection and other processing activities involving personal data about individuals in the European Economic Area, or the EEA, and the UK General Data Protection Regulation and UK Data Protection Act 2018, or the UK GDPR, governs similar collection and other processing activities involving personal data about individuals in the United Kingdom. References to the GDPR in this Annual Report on Form 10-K include both the EU GDPR and the UK GDPR. Among other things, the GDPR imposes requirements regarding processing data relating to an identifiable living individual or “personal data”, including health and other sensitive data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the EEA and the UK. The GDPR imposes substantial fines for breaches and violations, which can be up to the greater of €20 million (£17.5 million for the UK) or 4% of our annual global revenue and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, the GDPR regulates transfers of personal data Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to data transfers from the EEA to the United States, the EU-US Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The UK Extension to the DPF followed in October 2023, as an effective UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures.

In addition, we use artificial intelligence, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations. Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.

We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

We are subject to complex and changing laws, regulations, and executive orders, and compliance with these laws and regulations and executive orders, as well as changing interpretations, policies, and enforcement priorities related to such laws, regulations, and executive orders, is onerous and expensive. Compliance with such laws, regulations, and executive orders can adversely affect our business by increasing our costs, limiting our ability to pursue or offer a product candidate or product, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted, prioritized, or applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations and policy changes or changes in enforcement priorities can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

Damage to our reputation or brand image could adversely affect our sales and results of operations.

Incidents that erode trust or confidence in us could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protests, litigation, boycotts, governmental inquiries, or other stakeholder responses. This could include incidents regarding our actions or inactions on issues related to corporate social responsibility or environmental, social, and governance (“ESG”) matters. Any goals and initiatives that we establish on ESG matters, including with respect to sustainability and diversity, equity, and inclusion topics, are subject to risk. We cannot guarantee that we will achieve and goals and initiatives that may from time to time set. Any failure, or perceived failure, by us to achieve such goals and initiatives could adversely affect our reputation. Further, stakeholder expectations regarding ESG matters continue to evolve and are not uniform, and our pursuit of our goals and initiatives could adversely impact our reputation due to such differing expectations and opinions regarding such goals and initiatives. In turn, damage to our reputation or brand image could, among other things, adversely impact our relationships with third parties, our business opportunities, our ability to attract and retain talent sufficient to meet business needs, and results of operations. Any of the foregoing can be further exacerbated by changes to laws, regulation, standards and executive orders. See “—We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.”

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

Moreover, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict with Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. For example, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other IP rights may not be effective or sufficient to prevent them from competing.

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

On June 1, 2023, the European Union Patent Package, or the EU Patent Package, regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or the UPC, for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We decided to opt out our European patents from the UPC, and doing so may preclude us from realizing the benefits of the UPC.

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

In addition to patent protection, we also rely on confidential proprietary information, including trade secrets and know-how, to develop and maintain our competitive position. However, trade secrets and other proprietary information can be difficult to protect and some courts are less willing or unwilling to protect trade secrets and proprietary information. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements with our employees, consultants, vendors, collaborators and others, upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential. Our agreements with employees, business consultants, and our personnel policies, also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, the assignment of intellectual property rights may not be self-executing, and individuals with whom we have these agreements may not comply with their terms or may have preexisting or competing obligations to third parties of which we are not aware. Thus, despite such agreements, such inventions may become assigned to third parties. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third-party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all, and the failure to obtain rights in such intellectual property by assignment or license could have a material adverse effect on our business. We may also need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. The failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We currently do not have a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. In particular, we are highly dependent on the management and business expertise of Harith Rajagopalan, M.D., Ph.D., our Chief Executive Officer, Jay D. Caplan, our President and Chief Product Officer, and Lisa A. Davidson, our Chief Financial Officer and Treasurer, each of whom is employed by us at will. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, including as we realign our business in accordance with the Strategic Reprioritization, and harm our results of operations. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the medical device and pharmaceutical industries is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

As part of the Strategic Reprioritization, we announced that we streamlined resources, including a workforce reduction impacting 22 employees. In light of this workforce reduction, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned workforce reduction, and to attract competent personnel who are willing to embrace our culture in the future.

Many of the other medical device and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract, recruit, integrate, motivate and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

In order to successfully implement our plans and strategies, including our Strategic Reprioritization we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of February 15, 2025, we have 107 full-time employees, including 79 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining and motivating additional employees;
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
•
the impact of the COVID-19 pandemic, or any future public health crises, including epidemics and pandemics, and actions taken to slow their spread; and
•
general economic, geopolitical, industry and market conditions.

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

As of February 15, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64% of our voting stock. Therefore, these stockholders are able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of February 15, 2025, we had outstanding a total of 48,920,221 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Subject to applicable securities law restrictions, the shares previously subject to lock-up agreements in connection with our IPO are now able to be sold in the public market. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

Upon the completion of our IPO in February 2024, the holders of approximately 38,518,563 shares of our common stock as of the effective date of the IPO, which was approximately 79% of our outstanding shares as of December 31, 2024, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (including additional shares of our common acquired by such holders after the IPO, subject to the terms of our fifth amended and restated investors’ rights agreement) or to include such shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market.

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

Our facilities are located in regions which experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, future pandemics or other disasters (including those caused or exacerbated by climate change) and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a low revenue smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

We are subject to income taxes in the United States. Our effective tax rate could be adversely affected due to several factors, including:

•
changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•
changes in the United States tax laws and regulations or the interpretation of them;
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
•
export or import restrictions, including tariffs;
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

New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain U.S. corporations and a 1% excise tax on certain stock redemptions by U.S. corporations. The new Trump administration has indicated that it plans to propose changes to the U.S. tax system. The precise nature of these proposals is unclear and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our tax liabilities.

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

We designed and assessed our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I. Item 1A. “Risk Factors—General Risks—Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee oversight of cybersecurity risks including oversight of management’s implementation of our cybersecurity risk management program. Pursuant to its charter, the audit committee’s oversight of the integrity of our information technology systems and cybersecurity risks includes the review and assessment with management of the adequacy of controls and security for our information technology systems, processes and data, as well as our contingency plans in the event of a breakdown or security breach affecting our information technology systems.

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

Our Vice President of Information Technology and Security Officer, who reports to the Chief Financial Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Vice President of Information Technology and Security Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Vice President of Information Technology and Security Officer’s experience includes 15 years of experience across digital and cyber defense, and has most recently led the cyber function for the last six years at two emerging biotechnology companies.

Our management team takes efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our corporate headquarters is located at 3 Van de Graaff Drive, Suite 200, Burlington, Massachusetts, 01803, where we currently lease office and laboratory space of approximately 78,000 square feet under a lease agreement which will expire in June 2034, subject to earlier termination or extension. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed. As of February 15, 2025, 86 of our employees are located at our corporate headquarters.

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

Holders

As of February 15, 2025, we had approximately 53 holders of record of our common shares. This number does not include beneficial owners whose shares were held in street name.

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

None.

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

Business Overview

We are a metabolic therapeutics company focused on breaking the pattern of treatment of metabolic diseases, including obesity and T2D. We aim to develop durable disease-modifying therapies that are designed to provide long-term maintenance of metabolic health without requiring lifetime treatment by targeting the organ-level root causes of obesity and T2D.

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. We are evaluating Revita in a two-part, parallel cohort, randomized, open-label clinical study, the REMAIN-1 pivotal study, for weight maintenance in patients with obesity who have lost at least 15% of their total body weight on GLP-1 therapy and wish to discontinue their GLP-1 without weight regain. The open label cohort is called the REVEAL-1 cohort. In addition, we had been enrolling our pivotal REVITALIZE-1 pivotal study in patients with inadequately controlled T2D despite being on at least one GLA. On January 31, 2025, we announced a Strategic Reprioritization pursuant to which we intend to prioritize our REMAIN-1 pivotal study and advance Rejuva. We have paused investment in our Revita programs for T2D consisting of the REVITALIZE-1 pivotal study and the Germany Real-World Registry study. For the REVITALIZE-1 pivotal study, patients with inadequately controlled T2D, who are on at least one GLA and previously randomized, will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol. We intend to follow the existing patients in the Germany Real-World Registry study per protocol and continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis. We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our IPO and debt financing.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the years ended December 31, 2024 and 2023, we incurred net losses of $68.7 million and $77.1 million respectively. As of December 31, 2024, we had an accumulated deficit of $415.3 million. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Components of our Consolidated Results of Operations

Revenue

To date, we have generated revenue in Germany since the limited pilot commercial launch of Revita in the first quarter of 2023. In the United States, we have not generated any revenue, and do not expect to generate any revenue unless and until we successfully complete clinical development and obtain marketing approvals for one or more of our product candidates, if ever. If our development efforts for our product candidates are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when or to what extent we will generate revenue from our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates in the United States. On January 31, 2025, we approved a Strategic Reprioritization, in which we have paused investment in our Revita programs for T2D, which consists of the REVITALIZE-1 study and the Germany Real World Registry study.

Cost of Goods Sold

We currently manage the final assembly and testing of Revita in the manufacturing space at our headquarters in Burlington, Massachusetts. We contract with third-party manufacturers to produce certain key parts of our single-use devices and consoles. Cost of goods sold primarily consist of material costs, direct labor and manufacturing overhead costs.

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

	Year Ended December 31,
(in thousands)	2024	2023
Direct program-specific expenses:
Revita	$25,873	$12,110
Rejuva	7,220	2,289
Total direct program-specific expenses	33,093	14,399
Indirect expenses	9,038	4,654
Personnel-related expenses (including stock-based compensation)	28,340	18,985
Total research and development expenses	$70,471	$38,038

We expect our research and development expenses will increase in the future as we:

•
hire and retain additional personnel, including research, clinical, development, manufacturing, quality control, quality assurance, regulatory and scientific personnel;
•
continue to conduct our ongoing REMAIN-1 pivotal study, follow existing patients under our REVITALIZE-1 study, and initiate a clinical study for Rejuva;
•
continue to advance the research and development of our discovery preclinical programs;
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

We anticipate that our selling, general and administrative expenses will increase in the future as we:

•
hire and retain additional selling, general and administrative personnel to support the expected growth in our research and development activities and the preclinical and clinical development of our product candidates;
•
expand our commercial and administrative function to support future product launches and company growth;
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

Other Income (Expenses), Net

Other income (expense), net is primarily comprised of interest income, change in fair value of notes payable and change in fair value of warrant liabilities.

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

Prior to our IPO, the fair value of the 2022 Convertible Notes was estimated using a Monte Carlo simulation model, which incorporates significant assumptions and estimates. These assumptions and estimates include, but are not limited to, the timing and probability of the conversion events, expected volatility of the price of the underlying equity, risk-free interest rate, scenario weightings, and estimated equity values, which are impacted by external market conditions. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our fair value of the notes payable could be materially different. Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity. The fair value of the 2022 Convertible Notes at the time of the conversion was determined by the actual number of common stock being converted into and the trading price of our common stock on the Nasdaq Global Market as of the conversion date.

The fair value of the 2023 Notes at the inception date of September 7, 2023 was estimated at the difference between the total proceeds from the 2023 Notes and the estimated fair value of the associated warrants issued. This assumption was based on the rationale that the fair value of the notes and warrants at issuance equated to the total proceeds of the 2023 Notes as the credit agreement of the 2023 Notes were entered into with the lenders in an arm's-length transaction. The fair value of the 2023 Notes as of December 31, 2024 and 2023 was estimated using a discounted cash flow model by discounting projected future cash flows associated with the 2023 Notes to their present value. The discount rate used in the model is based on observable market yields for similarly rated instruments, adjusted for any specific risks inherent in the 2023 Notes.

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

Results of Operations

Years Ended December 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$93	$120	$(27)	(22.5%)
Cost of goods sold	50	77	(27)	(35.1%)
Gross profit	43	43	—	0.0%
Operating expenses:
Research and development	70,471	38,038	32,433	85.3%
Selling, general and administrative	23,103	12,841	10,262	79.9%
Total operating expenses	93,574	50,879	42,695	83.9%
Loss from operations	(93,531)	(50,836)	(42,695)	84.0%
Other income (expense), net	24,837	(26,255)	51,092	(194.6%)
Net loss and comprehensive loss	$(68,694)	$(77,091)	$8,397	(10.9%)

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the years ended December 31, 2024 and 2023 was related to our pilot commercial launch in Germany.

Research and Development Expenses

Research and development expenses increased by $32.4 million, or 85.3%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the advancements made in our Revita and Rejuva programs, increased facilities expenditures, as well as personnel-related expenses. Revita-related expenses increased by $13.8 million, primarily due to a $12.5 million increase in clinical expenses due to progress made in our REMAIN-1 and REVITALIZE-1 studies, a $0.8 million increase in device development effort and a $0.3 million increase in medical research spending. Rejuva-related expenditures increased by $4.9 million due to continued development in our Rejuva program, primarily due to a $3.9 million increase in gene therapy research expenses and a $0.9 million increase in device development effort. In addition, allocated facilities expenses increased by $4.2 million as our new office and laboratory space lease in Burlington, MA, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $5.4 million as a result of the expansion of our workforce and our effort to bring certain preclinical, clinical and scientific research resources in house. In addition, stock-based compensation increased by $4.0 million primarily due to new option and RSUs issued.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.3 million, or 79.9%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increased professional services, insurance and facilities expenditures, as well as personnel-related expenses, partially offset by the absence of debt issuance costs in the current period. Professional services expenses increased by $1.9 million primarily due to the increased legal, audit, accounting, investor relations and other administrative expenses incurred in relation to our IPO and to operate as a public company. Insurance expenses increased by $1.2 million mainly due to higher public company insurance premiums. Allocated facilities expenses increased by $0.7 million as our new office and laboratory space lease in Burlington, Massachusetts, commenced on November 1, 2023. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $2.0 million as a result of the expansion of our workforce. In addition, stock-based compensation increased by $6.1 million primarily due to new options and RSUs issued. These increases were partially offset by $1.9 million in debt issuance costs associated with the re-issuance of the 2022 Convertible Notes and issuance of the 2023 Notes that occurred in the third quarter of 2023, while there were no debt issuance costs during the year ended December 31, 2024.

Other Income (Expense), Net

Other income, net, of $24.8 million during the year ended December 31, 2024 was primarily attributable to a $17.9 million gain from the change in fair value of warrant liabilities, $2.8 million gain from the change in fair value of notes payable and $4.1 million in net interest income. Other expense, net, of $26.3 million during the year ended December 31, 2023 was primarily attributable to a $20.7 million loss from the change in fair value of notes payable and $6.8 million loss from the change in fair value of warrant liabilities, offset by $1.2 million in net interest income.

We recognized a gain of $17.9 million from the decrease in fair value of warrant liabilities during the year ended December 31, 2024, which consisted of a $15.3 million gain related to the July 2023 Warrants, $2.5 million gain related to the September 2023 Warrants and $0.1 million gain related to the 2014 Warrant. The decrease in the fair value of these warrants was mainly due to the decrease in the fair value of the underlying shares of common stock. We recognized a loss of $6.8 million from the change in fair value of warrant liabilities during the year ended December 31, 2023 mainly related to the July 2023 Warrants, which was due to an increase in estimated underlying equity value due to reduced remaining estimated time to assumed conversion events.

We recognized a gain of $8.0 million from the decrease in fair value of 2022 Convertible Notes during the year ended December 31, 2024, which was primarily driven by the change in our common stock value after the IPO. Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into our common stock. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity. The gain from the decrease in fair value of the 2022 Convertible Notes was offset by a loss of $5.2 million from the increase in fair value of the 2023 Notes during the year ended December 31, 2024 due to a combination of the fluctuation of market interest rate and the accrual of the interest.

We recognized a loss of $19.4 million from the increase in fair value of the 2022 Convertible Notes during the year ended December 31, 2023, which was primarily driven by the consideration of known and knowable terms of the subsequent amendments to the convertible notes along with the concurrent issuance of warrants to purchase common stock to the lenders. In addition, we also recognized a loss of $1.3 million from the increase in fair value of the 2023 Notes during the year ended December 31, 2023 related to interest accrued on the 2023 Notes.

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

As of December 31, 2024, we had approximately $67.5 million in cash and cash equivalents. Our cash and cash equivalents at December 31, 2024 is not sufficient to fund our current operating plan for at least 12 months from the issuance date of this Annual Report on Form 10-K.

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

2023 Notes

On September 7, 2023, we entered into a credit agreement, as amended from time to time, with Symbiotic Capital Opportunities Holding, L.P. and Catalio Structured Opportunities AIV I LP, or the Lenders, that provides for term loans in an aggregate principal amount of $45.0 million, or the 2023 Notes, payable in two tranches. The first tranche, with a principal amount of $30.0 million, was extended on September 7, 2023, resulting in net proceeds of approximately $28.4 million. The second tranche, with a principal amount of $15.0 million, would have been extended upon our achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. Due to a shift in business strategy, we decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20.0 million that may be extended to us, subject to the Lenders’ prior written consent in their sole discretion.

The credit agreement, as amended, contains financial covenants including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of December 31, 2024, we were in compliance with the financial covenants and other terms of the arrangement.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind and added to the outstanding principal amount of the 2023 Notes. Beginning September 30, 2026, we are required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the credit agreement, the first principal payment date can be extended to September 30, 2027, at our election, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. During 2024, we achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, we are required to make an additional payment to the Lenders of a 6.0% fee, or the Exit Fee, over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total commitment of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

As of December 31, 2024, the balance of the 2023 Notes was carried at its fair value of $30.2 million.

Funding Requirements and Going Concern

We expect our expenses to increase in connection with our ongoing research and development activities, particularly as we advance our product candidates. Identifying potential product candidates and conducting preclinical testing and clinical studies is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In the United States, we do not have any products approved for sale and have not generated any revenue from any sources, including product sales. Our product candidates, if approved, may not achieve commercial success. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future, and we will need to obtain additional funds to achieve our business objectives.

Our future success is dependent on our ability to develop product candidates, generate significant revenue, and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our product candidates, raising additional capital with favorable terms, development by our competitors of new technological innovations, protection of proprietary technology and market acceptance of our products. The successful discovery and development of product candidates requires substantial capital which may not be available to us on favorable terms or not at all.

To date, we have financed our operations to date primarily through sales of convertible preferred stock, sales of common stock in the IPO and debt financings. We have a history of operating losses and negative operating cash flows. As of December 31, 2024, we had an accumulated deficit of $415.3 million.

Based on our current business plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026, through multiple key clinical milestones. As of December 31, 2024, we had available cash and cash equivalents of $67.5 million and net working capital of $52.0 million, which is not sufficient to fund our current operating plan for at least 12 months from the issuance date of this Annual Report on Form 10-K. In addition, we may not be able to comply with the minimum liquidity covenant related to our 2023 Notes without additional financing. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. The accompanying consolidated financial statements in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash Flows

Years Ended December 31, 2024 and 2023

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(65,521)	$(42,823)
Net cash used in investing activities	(1,765)	(359)
Net cash provided by financing activities	101,226	27,437
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,940	$(15,745)

Operating Activities

Cash used in operating activities of $65.5 million for the year ended December 31, 2024 was primarily driven by spending on our ongoing Revita and Rejuva clinical and preclinical activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $68.7 million adjusted for net non-cash income of $6.4 million, primarily consisting of a $17.9 million gain from change in fair value of warrant liabilities and $5.8 million gain from change in fair value of notes payable (non-cash portion), offset by $14.4 million in stock-based compensation, a $1.9 million non-cash operating lease expense, a $0.7 million depreciation and a $0.3 million non-cash interest expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $9.6 million.

Cash used in operating activities of $42.8 million for the year ended December 31, 2023 was primarily driven by spending on our ongoing clinical study, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Our net loss of $77.1 million was partially offset by non-cash items totaling $31.3 million, primarily consisting of a $19.9 million loss from change in fair value of the 2022 Convertible Notes payable, $4.3 million in stock-based compensation, a $6.8 million loss from change in fair value of warrant liabilities and $0.3 million of depreciation. In addition, $2.0 million of the net loss was related to debt issuance costs that were presented in cash used in financing activities. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $1.0 million.

Investing Activities

Cash used in investing activities for the years ended December 31, 2024 and 2023 were related to the purchase of property and equipment. The increase in the year ended December 31, 2024 compared with the year ended December 31, 2023 was primarily due to our spending on leasehold improvements, office furniture and information technology equipment as we moved into our new office and laboratory space in Burlington, MA.

Financing Activities

Cash provided by financing activities of $101.2 million for the year ended December 31, 2024 was primarily driven by the $103.7 million capital raised from the IPO, net of discounts and commissions, partially offset by $2.9 million payments of public offering costs made to third-party service providers. We also received proceeds of $0.6 million from stock option exercises.

Cash provided by financing activities of $27.4 million for the year ended December 31, 2023 was primarily driven by the $28.4 million capital raised from the issuance of the 2023 Notes, net of issuance costs, partially offset by additional issuance costs of $0.4 million paid to third party service providers such as legal fees, offering costs of $0.6 million related to the IPO effort in 2023.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

As of December 31, 2024, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent laboratory equipment used in our Rejuva preclinical activities. As of December 31, 2024, our future contractual commitments for our leases were $58.1 million, of which $56.7 were related to our operating leases. For additional information on our leases and timing of future payments, please see Note 7— "Commitments and Contingencies" to the consolidated financial statements included in this Annual Report on this Form 10-K.

We have also entered into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. For example, on April 3, 2024, we entered into a Master Services Agreement and two Scopes of Work with Forge Biologics, Inc. (wholly owned subsidiary of Ajinomoto Co.) (“Forge”) to produce cGMP-grade RJVA-001 for Company’s first-in-human clinical studies. Forge performs process and analytical development, manufacturing scale-up, and cGMP manufacturing in its facility in Columbus, Ohio. The scope of the services between the Company and Forge are intended to support CTA-enabling non-clinical studies, as well as the manufacture of cGMP-grade RJVA-001 for a first-in-human clinical study. The Master Services Agreement terminates at the later of completion of services under all Statements of Work or April 2, 2030. The Master Services Agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, payments, remedies, terminations and warranties.

Recent Accounting Pronouncements

See Note 2— “Significant Accounting Policies” to our audited consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K for more information.

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

Credit Risk

As of December 31, 2024, the majority of our cash and cash equivalents were maintained at various financial institutions in the United States, and our current deposits are in excess of insured limits. We believe the financial institutions that maintain our cash and cash equivalents possess sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10‑K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10‑K does not include an attestation report of our independent registered accounting firm. Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act or even after we no longer qualify as an “emerging growth company,” if we remain a “low-revenue smaller reporting company,” until we are no longer a “low-revenue smaller reporting company.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, Lisa Davidson, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement on November 15, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 183,882 shares of the Company’s common stock until December 16, 2025.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10‑K):

Name	Age	Position(s)
Executive Officers
Harith Rajagopalan, M.D., Ph.D.	48	Co-Founder, Chief Executive Officer, Director
Jay D. Caplan	63	Co-Founder, President, Chief Product Officer
Lisa A. Davidson	58	Chief Financial Officer, Treasurer
Timothy Kieffer, Ph.D.	58	Chief Scientific Officer
Sarah Toomey	50	General Counsel, Corporate Secretary
Non-Employee Directors
Kelly Barnes	59	Director
William W. Bradley	81	Director
Samuel Conaway	60	Director
Marc Elia	49	Director
Clive Meanwell, M.B., Ch.B., M.D.	67	Director
Ajay Royan	45	Chairman
Amy W. Schulman	64	Director

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

Timothy Kieffer, Ph.D. Dr. Kieffer has served as our Chief Scientific Officer since September 2023. Prior to joining us, Dr. Kieffer served as the Chief Scientific Officer of ViaCyte Inc., a privately held company at the forefront of stem cell-derived treatments for diabetes, from September 2021 to October 2022. In September 2024 Dr. Kieffer

co-founded Lunar Therapeutics, a privately held company formed with the goal of developing novel strategies for stem cell-derived treatments for diabetes, where he also serves as a member of the board of directors. He also currently serves as a Professor of Medicine in the department of cellular and physiological sciences and surgery at the University of British Columbia, a position he has held since 2007. Dr. Kieffer’s research is focused on islet biology and the development of novel gene and cell therapy approaches to treat diabetes, and he has co-authored more than 200 publications on these topics and has been cited over 20,000 times. He received his Ph.D. in physiology from the University of British Columbia.

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

Marc Elia. Mr. Elia has served as a member of our board of directors since June 2021. Mr. Elia has also served as a director and audit committee member at SQZ Biotech, a clinical-stage biotechnology company developing cell therapies for patients with cancer since May 2018, chairman at Invivyd, Inc. (previously Adagio Therapeutics), a publicly-held biotechnology company developing antibodies against viruses, including potentially against COVID-19 since 2022, and previously served as a director at Adimab LLC, a provider of therapeutic antibody discovery and engineering. In September 2019, Mr. Elia founded M28 Capital Management, a healthcare sector investment fund, and serves as its Chief Investment

Officer. Mr. Elia received his B.A. at Carleton College, graduating with magna cum laude honors. We believe that Mr. Elia is qualified to serve on our board of directors due to his business expertise and experience serving as a director at various life science companies.

Clive Meanwell, M.B., Ch.B., M.D. Dr. Meanwell has served as a member of our board of directors since June 2021. Dr. Meanwell has also been a director and member of the compensation and audit committees at BB Biotech, a publicly-held Switzerland-based biotechnology investment company, since 2004, a director at EQRx, a privately-held biotechnology company aiming to make medicine more affordable, from January 2021 to August 2023, a director at Comanche BioPharma, a privately-held preclinical biopharmaceutical company developing treatments for preeclampsia, since 2021, a director at Hugo Health, a privately-held cloud-based healthcare platform, since 2021, a director at Invivyd, Inc., a publicly-held biotechnology company developing antibodies against viruses, including potentially against COVID-19, since 2022, and a director at Saama, a privately-held company, since 2021. Dr. Meanwell also currently serves as the Executive Chairman of Metsera, Inc. a public biotechnology company focused on treating metabolic diseases and as Executive Chairman and General Partner at Population Health Partners LP, an investment company focused on innovative therapeutics with the potential to transform health outcomes for populations. Dr. Meanwell also founded The Medicines Company, a biopharmaceutical company focused on addressing cardiovascular disease, and served as Executive Chairman and Chief Executive Officer from 1996 until 2018 and Chief Innovation Officer until 2020. Dr. Meanwell received his M.B., Ch.B. and M.D. from the University of Birmingham, UK. We believe that Dr. Meanwell is qualified to serve on our board of directors due to his medical background and experience working with and serving on the boards of directors of various pharmaceutical and healthcare companies.

Ajay Royan. Mr. Royan has served as Chairman of our board of directors since August 2024 and has served as a member of our board of directors since 2014. Mr. Royan is the founder and has served as Managing General Partner at Mithril Capital Management LLC, or Mithril, a venture capital firm investing in technology companies, since June 2012. Mr. Royan serves on the board of directors of several private companies in which Mithril Capital Management LLC or its affiliates have invested, including Adimab, LLC, Oklo Inc., Helion Energy, Inc., AppDirect, Inc. and C2FO. Mr. Royan previously served on the board of directors of Adagio Therapeutics, Inc., a publicly traded biopharmaceutical company. Mr. Royan serves on the science advisory board of the Oak Ridge National Laboratory and the board of directors of Fulbright Canada. Mr. Royan received his B.A. from Yale University. We believe that Mr. Royan is qualified to serve on our board of directors due to his experience working in the venture capital industry and experience working with and serving on the boards of directors of numerous technology companies.

Amy W. Schulman. Ms. Schulman has served as a member of our board of directors since September 2018. Ms. Schulman is a healthcare investor and Managing Partner at Polaris Partners and co-founded and acts as Managing Partner of the Polaris Innovation Fund, which was formed in 2017. Ms. Schulman currently serves as Executive Chair of SQZ Biotech, as well as Lyndra Therapeutics, which she co-founded and served as the company’s initial Chief Executive Officer from July 2015 to September 2019. Prior to joining Polaris Partners, Ms. Schulman, held various executive roles at Pfizer, including General Counsel, President of Pfizer Consumer Healthcare and Pfizer Nutrition. Ms. Schulman is currently a member of the board of directors of Alnylam Pharmaceuticals and Mount Sinai Hospital, and also serves as a member of Singapore’s Health and Biomedical Sciences International Advisory Council. She previously served as a Senior Lecturer at Harvard Business School and was a partner at DLA Piper. Ms. Schulman received her B.A. in Philosophy and English at Wesleyan University, graduating with Phi Beta Kappa honors, and her J.D. from Yale Law School. We believe that Ms. Schulman is qualified to serve on our board of directors due to her experience working with and serving on the boards of directors of various pharmaceutical and healthcare companies.

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

Insider Trading Compliance Policy

We have adopted an Insider Trading Compliance Policy governing the purchase, sale and other dispositions of our securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. Our

Insider Trading Compliance Policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities, or that may cause an officer, director, or employee to no longer have the same objectives as the Company’s other stockholders. In addition, individuals subject to this policy are prohibited from using our securities as collateral in a margin account or pledging the Company’s securities as collateral to secure loans. We believe our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee. Our audit committee consists of Kelly Barnes, Marc Elia and Ajay Royan, with Ms. Barnes serving as the chair. Our board of directors has determined that each of Ms. Barnes, Mr. Elia and Mr. Royan meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq rules. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules. Our board of directors has determined that Ms. Barnes is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and has the requisite financial sophistication as defined under the applicable Nasdaq rules. Our board of directors has adopted a written charter for the audit committee, which is available under the Corporate Governance section of our website at www.fractyl.com.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the 2024 Summary Compensation Table below. In 2024, our named executive officers and their positions were as follows:

•
Harith Rajagopalan, M.D., Ph.D., Chief Executive Officer;
•
Jay D. Caplan, President and Chief Product Officer; and
•
Lisa A. Davidson, Chief Financial Officer and Treasurer.

2024 Summary Compensation Table

The following table sets forth information concerning the total compensation of our named executive officers for the year ended December 31, 2024:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Harith Rajagopalan, M.D., Ph.D.	2024	$604,462	$—	$3,976,799	$274,500	$600	$4,856,361
Chief Executive Officer	2023	550,000	2,430,014	267,990	313,500	270	3,561,774
Jay D. Caplan	2024	468,077	—	1,587,435	142,500	600	2,198,612
President and Chief Product Officer	2023	400,000	2,097,678	220,507	154,000	1,188	2,873,373
Lisa A. Davidson	2024	445,385	—	1,391,287	135,000	600	1,972,272
Chief Financial Officer
(1)
Amounts reflect the full grant-date fair value of option awards granted during the fiscal years shown computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of option awards granted in the fiscal year ended 2024 and 2023 in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Amounts reported in this column represent the performance bonuses earned for the years shown. Please refer to “Narrative to Summary Compensation Table—2024 Bonuses” below for additional information regarding our 2024 bonus program.
(3)
With respect to Dr. Rajagopalan, Mr. Caplan and Ms. Davidson, the amounts reported in this column represent annual life insurance premiums paid by the Company on behalf of the executive during the fiscal years shown.

Narrative to Summary Compensation Table

2024 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2024 annual base salaries for our named executive officers were:

Named Executive Officer	2024 Annual Base Salary ($)
Harith Rajagopalan, M.D., Ph.D.	$610,000
Jay D. Caplan	$475,000
Lisa A. Davidson	$450,000

2024 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term goals as approved by our board of directors. For 2024, bonuses were based on attaining corporate operational goals. Corporate goals for 2024 related to Revita clinical program: REVEAL-1 progress in enrollment and data reporting (weighted 10%) and REMAIN-1 progress in enrollment (weighted 70%); and successfully obtaining regulatory feedback with respect to, and demonstrating manufacturability of Rejuva (weighted 10%); and demonstrating progress toward commercialization (weighted 10%). Our board of directors approved a 2024 annual target bonus as a percent of base salary for each named executive officer as follows:

•
Harith Rajagopalan, M.D., Ph.D.: 60%
•
Jay D. Caplan: 40%
•
Lisa A. Davidson: 40%

For 2024, the Board, upon the recommendation of the Compensation Committee, approved an annual performance bonus for each of the named executive officers at 75% of target level, based on its determination of cumulative achievement of the foregoing performance goals. The actual amount of performance bonus earned by each of the named executive officers for 2024 is set forth in the “Non-Equity Incentive Plan Compensation” column of the 2024 Summary Compensation Table above.

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

In connection with our IPO, we adopted the 2024 Incentive Award Plan (the "2024 Plan"), in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of the Company and certain of its affiliates to enable the Company and certain of its affiliates to obtain and retain services of these individuals, which we consider to be essential to our long-term success. Following the effective date of the 2024 Plan, we ceased making any further grants under the 2011 Stock Incentive Plan (the "2011 Plan"). However, the 2011 Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

Performance-Based Options

In connection with our IPO, the following options to purchase shares of our common stock under the 2024 Plan were granted to our named executive officers on February 1, 2024:

Named Executive Officer	Options Granted
Harith Rajagopalan, M.D., Ph.D.	435,900
Jay D. Caplan	174,000
Lisa A. Davidson	152,500

These options have an exercise price per share equal to $15.00 per share and become eligible to vest as follows: 40% upon attainment of certain clinical milestones related to REVITALIZE-1; 40% upon attainment of certain regulatory and clinical milestones related to REMAIN-1; and 20% upon attainment of certain clinical milestones related to Rejuva, in each case, over the period February 1, 2024 through December 31, 2024 (the “performance period”). Any portion of the option for which the applicable milestone is achieved will vest in four substantially equal installments occurring on the final day of the performance period and each of the first three anniversaries thereof.

On February 27, 2025, the Board, upon the recommendation of the Compensation Committee, determined that the clinical milestones related to REVITALIZE-1 were not achieved, but that the performance objectives related to REMAIN-1 and Rejuva were achieved, resulting in 60% of each 2024 performance-based option becoming earned.

Other Elements of Compensation

Retirement Plan. We currently maintain a 401(k) retirement savings plan for our employees who satisfy certain eligibility requirements. Our named executive officers, are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. For 2024, we did not make any employer contributions to the 401(k) plan.

Health and Welfare Plans. Our named executive officers are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life insurance and accidental death & dismemberment insurance, generally on the same terms as our other full time employees, provided that, we provide higher levels of life insurance coverage to our executives, including each of our named executive officers, than is generally available to our other employees.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

		Option Awards
Name	Vesting Start Date	Underlying Un-exercised Options (#) Exercisable	Underlying Un-exercised Options (#) Un-exercisable		Option Exercise Price ($)	Option Expiration Date
Harith Rajagopalan, M.D., Ph.D.(1).	3/1/2015	123,484	—		$1.70	2/9/2025
	12/17/2015	345,078	—		2.67	12/16/2025
	6/27/2016	179,868	—		2.67	6/26/2026
	3/14/2018	422,473	—		3.35	3/13/2028
	3/26/2020	475,021	—		3.89	3/25/2030
	6/24/2021	230,073	32,864		6.98	6/23/2031
	9/7/2022	9,180	7,129		8.59	9/6/2032
	3/16/2023	14,273	18,345		8.18	3/15/2033
	11/10/2023	4,258	12,773	(2)	11.21	11/9/2033
	2/1/2024	65,385	196,155	(3)	15.00	1/31/2034
Jay D. Caplan(4)	3/1/2015	61,742	—		1.70	2/9/2025
	12/17/2015	145,875	—		2.67	12/16/2025
	6/27/2016	23,298	—		2.67	6/26/2026
	3/14/2018	94,879	—		3.35	3/13/2028
	3/26/2020	12,824	—		3.89	3/25/2030
	6/24/2021	34,103	4,871		6.98	6/23/2031
	9/7/2022	6,555	5,094		8.59	9/6/2032
	3/16/2023	11,214	14,414		8.18	3/15/2033
	11/10/2023	3,675	11,026	(2)	11.21	11/9/2033
	2/1/2024	26,100	78,300	(3)	15.00	1/31/2034
Lisa A. Davidson(5)	6/27/2016	240,481	—		2.67	12/16/2025
	3/27/2019	53,433	—		3.33	3/26/2029
	9/25/2019	21,181	—		3.89	9/24/2029
	3/26/2020	99,821	—		3.89	3/25/2030
	6/24/2021	141,071	20,150		6.98	6/23/2031
	9/7/2022	6,556	5,093		8.59	9/6/2032
	3/16/2023	10,198	13,100		8.18	3/15/2033
	2/1/2024	22,875	68,625	(3)	15.00	1/31/2034
(1)
Except for the options granted to Dr. Rajagopalan on November 10, 2023 and February 1, 2024, Dr. Rajagopalan’s options vest in 48 equal monthly installments following the vesting start date, subject to his continued service through each applicable vesting date.
(2)
The option vests as to 25% of the underlying shares on each of the first four anniversaries of the vesting start date, subject to the named executive officer’s continued service through each applicable vesting date.
(3)
The option vested as to 25% of the number of shares earned based on achievement of pre-established clinical milestones on December 31, 2024, and the remaining number of shares earned will vest in equal annual installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(4)
Except for the option granted to Mr. Caplan on November 10, 2023, Mr. Caplan’s options vest in 48 equal monthly installments following the vesting start date, subject to his continued service through each applicable vesting date.
(5)
Except for the option granted to Ms. Davidson on February 1, 2024, Ms. Davidson’s options vest in 48 equal monthly installments following the vesting start date, subject to her continued service through each applicable vesting date.

Executive Employment Agreements

We entered into new employment agreements with each of our named executive officers in connection with our IPO which superseded their prior employment arrangements with us.

The agreements entitle the named executive officers to the annual base salaries described above under the heading “—Annual Base Salaries” and annual target bonus opportunities equal to those in effect for 2024. If we terminate the named executive officer without “cause” or the named executive officer resigns for “good reason” (each as defined below), subject to the named executive officer’s timely executing a release of claims and continued compliance with certain restrictive covenants, the named executive officer is entitled to receive (i) base salary continuation for a period of 12 months, (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 12 months and (iii) with respect to Dr. Rajagopalan only, a cash lump sum payment equal to 1.0 times his target annual bonus.

If we terminate the named executive officer without “cause” or the named executive officer resigns for “good reason”, in either case, within three months prior to or within 18 months following a change in control, then, in lieu of the severance payments and benefits described above, subject to the named executive officer’s timely executing a release of claims and continued compliance with certain restrictive covenants, the named executive officer is entitled to receive (i) a cash amount equal to one times (or 1.5 times for Dr. Rajagopalan) the named executive officer’s annual base salary for the year of termination, payable over the 12 months (or 18 months for Dr. Rajagopalan) following the named executive officer’s termination date; (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 12 months (or 18 months for Dr. Rajagopalan); (iii) a cash lump sum payment equal to 1.0 times (or 1.5 times for Dr. Rajagopalan) the named executive officer’s target annual bonus; and (iv) accelerated vesting of all unvested equity or equity-based awards held by the named executive officer that vest solely based on continued employment or service.

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

Clawback Policy

We maintain a compensation recovery policy that is compliant with the listing requirements of Nasdaq.

Equity Award Timing Policies and Practices

We do not grant option awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal year 2024, we did not grant option awards to our named executive officers during the time period outlined in Item 402(x) of Regulation S-K.

Insider Trading Compliance Policy

We maintain an insider trading compliance policy, as discussed in Part III. Item 10. Directors, Executive Officers and Corporate Governance—Insider Trading Compliance Policy.

Director Compensation

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

IPO Option Grants

In connection with our IPO, each of our non-executive directors received an option to purchase 45,000 shares of our common stock. Each of these options was granted with an exercise price of $15.00 per share and vests in three equal annual installments following the February 1, 2024 date of grant, subject to continued service with us on each applicable vesting date.

Consulting Agreement with Allan Will

On August 13, 2024, following his resignation from the Board of Directors, the Company entered into a consulting agreement with Allan Will, pursuant to which Mr. Will serves as an advisor to the Chairman of the Board. Mr. Will is not entitled to any cash compensation in exchange for his consulting services, but his options that were vested as of the consulting agreement effective date remain exercisable for 30 months following such effective date. The consulting agreement also provides for an award of 22,500 restricted stock units, which was granted to Mr. Will on August 13, 2024 and vests in full on the first anniversary thereof, and reimbursement of legal fees in connection with negotiation of the consulting agreement, in an amount not to exceed $36,875.

2024 Director Compensation Table

The following table sets forth information concerning the compensation of non-employee directors for the year ended December 31, 2024. Dr. Rajagopalan, our Chief Executive Officer, is also a member of our board of directors, but he does not receive compensation for his service as a director. His compensation for service as an executive officer during 2024 is disclosed in the 2024 Summary Compensation Table and related narrative disclosure.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Options Award(1)(2) ($)		All Other Compensation ($)(3)	Total ($)
Kelly Barnes	47,008	—	406,035		—	453,043
William W. Bradley	35,422	—	406,035		—	441,457
Samuel Conaway	33,766	—	406,035		—	439,801
Marc Elia	35,422	—	406,035		—	441,457
Clive Meanwell, M.B., Ch.B, M.D.	38,732	—	406,035		—	444,767
Ajay Royan	43,361	—	406,035		—	449,396
Amy W. Schulman	32,111	—	406,035		—	438,146
Allan R. Will(4)	36,470	51,750	406,035	(5)	36,875	531,130
(1)
Amounts reflect the full grant-date fair value of option awards granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of option awards in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.
(2)
The table below shows aggregate numbers of unvested stock awards and option awards (exercisable and unexercisable) held by each of our non-employee directors as of December 31, 2024.

Name	Stock Awards (#)	Options Award (#)
Kelly Barnes	—	100,917
William W. Bradley	—	463,910
Samuel Conaway	—	45,000
Marc Elia	—	45,000
Clive Meanwell, M.B., Ch.B, M.D.	—	45,000
Ajay Royan	—	45,000
Amy W. Schulman	—	185,783
Allan R. Will	22,500	208,509
(3)
Represents reimbursement of legal fees pursuant to Mr. Will’s consulting agreement with the Company.
(4)
Mr. Will ceased to serve as a member of our Board of Directors upon his resignation on August 13, 2024.
(5)
Option grant was forfeited upon Mr. Will’s resignation from the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on our equity compensation plans as of December 31, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	10,348,311	(3)	$6.75	(4)	2,762,116
Equity compensation plans not approved by security holders	—		—		—
Total	10,348,311		$6.75		2,762,116

(1)
Pursuant to the terms of the 2024 Plan, the number of shares of common stock available for issuance under the 2024 Plan automatically increases on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2034, by an amount equal to the lesser of (a) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares of common stock as is determined by the board of directors. Pursuant to the terms of the 2024 Employee Stock Purchase Plan (the “2024 ESPP Plan”), the number of shares of common stock available for issuance under the 2024 ESPP automatically increases on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034, by an amount equal to the lesser of (a) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares of common stock as determined by the board of directors.
(2)
Consists of the 2011 Plan, the 2024 Plan, and the 2024 ESPP Plan.
(3)
Includes (a) 7,417,659 outstanding options to purchase shares of common stock under the 2011 Plan, (b) 2,908,152 outstanding options to purchase shares of common stock under the 2024 Plan, and (c) 22,500 outstanding restricted stock units under the 2024 Plan
(4)
As of December 31, 2024, (a) the weighted-average exercise price of outstanding options under the 2011 Plan was $5.38, and (b) the weighted-average exercise price of outstanding options under the 2024 Plan was $10.26. Restricted stock units do not have an exercise price and were not included in calculating weighted average exercise prices.
(5)
As of December 31, 2024, a total of 2,762,116 shares of common stock were available for issuance, consisting of (a) 2,275,046 shares available for future issuance under the 2024 Plan, and 487,070 shares available for future issuance under the 2024 ESPP (none of which were subject to outstanding purchase rights under the ESPP).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 15, 2025 with respect to the beneficial ownership of our common stock by:

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

Percentage ownership of our common stock is based on 48,920,221 shares of our common stock outstanding as of February 15, 2025. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, RSUs, warrants or other rights held by such person that are currently exercisable or vested, or will become exercisable or vest within 60 days of February 15, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless noted otherwise, the address of all listed stockholders is c/o Fractyl Health, Inc., 3 Van de Graaff Drive, Suite 200, Burlington Massachusetts 01803.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders
Entities affiliated with Mithril(1)	6,412,201	13.1%
CVF, LLC(2)	5,544,669	11.1%
Entities affiliated with Maverick Capital(3)	5,119,290	10.3%
Entities affiliated with General Catalyst(4)	4,884,186	10.0%
Entities affiliated with Bessemer Venture Partners(5)	4,770,901	9.8%
Entities affiliated with Domain Associates, L.L.C.(6)	4,003,135	8.2%
BlackRock, Inc.(7)	2,483,635	5.1%

Named Executive Officers and Directors
Harith Rajagopalan, M.D., Ph.D.(8)	2,795,042	5.5%
Jay D. Caplan(9)	969,126	2.0%
Lisa A. Davidson(10)	593,252	1.2%
Kelly Barnes(11)	68,073	*
William W. Bradley(12)	430,096	*
Samuel Conaway(13)	15,000	*
Entities affiliated with Marc Elia(14)	1,404,451	2.9%
Entities affiliated with Clive Meanwell, M.B., Ch.B., M.D.(15)	292,890	*
Ajay Royan(1)(16)	6,427,201	13.1%
Amy W. Schulman(17)	151,969	*
All current executive officers and directors as a group (12 persons)(18)	13,563,439	25.8%

* Represents beneficial ownership of less than 1%.

(1)
Based solely on a Schedule 13G filed on November 13, 2024. Consists of (a) 5,160,301 shares of common stock held by Mithril LP and (b) 1,251,900 shares of common stock held by Mithril II LP. Mithril GP LP is the general partner of Mithril LP and Mithril GP LP may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Mithril LP. Mithril II UGP LLC is the general partner of Mithril II GP LP, which is the general partner of Mithril II LP and each of Mithril II UGP LLC and Mithril II GP LP may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Mithril II LP. Ajay Royan is the authorized person of Mithril GP LP and is the sole managing member of Mithril II UGP LLC. Ajay Royan and Peter Thiel are the members of the investment committee of Mithril GP LP and the members of the investment committee established by Mithril II GP LP, respectively. Each of the investment committees makes all investment decisions with respect to the shares held by each of Mithril LP and Mithril II LP, respectively, and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by each of Mithril LP and Mithril II LP. The address of the principal offices of each of these entities is c/o Mithril Capital Management LLC, 111 Congress Avenue, Suite 500, Austin, TX 78701.
(2)
Based on a Schedule 13G filed on February 14, 2024 and information known to the Company. Consists of (i) 4,673,870 shares of common stock for which CVF, LLC has shared voting power and shared dispositive power; (ii) 4,673,870 shares of common stock for which HCC Manager LLC has shared voting power and shared dispositive power; and (iii) 870,799 shares of common stock issuable upon exercise of the July 2023 Warrants at an assumed exercise price of $12.00. HCC Manager LLC, manager of CVF, LLC, exercises voting and investment power with respect to the shares held by CVF, LLC. The address of CVF, LLC is 222 N. LaSalle Street, Suite 2000, Chicago, IL 60601.
(3)
Based on a Schedule 13G filed on November 14, 2024 and information known to the Company. Consists of (i) 4,248,492 shares of common stock for which Maverick Capital, Ltd. has shared voting power and shared dispositive power; (ii) 4,248,492 shares of common stock for which Maverick Capital Management, LLC has shared voting power and shared dispositive power; (iii) 4,248,492 shares of common stock for which Lee S. Ainslie III has shared voting power and shared dispositive power; (iv) 435,399 shares of common stock issuable to Maverick Designated Investments Fund, L.P. upon exercise of the July 2023 Warrants at an assumed exercise price of $12.00; and (v) 435,399 shares of common stock issuable to Maverick Growth Fund, L.P. upon exercise of the July 2023 Warrants at an assumed exercise price of $12.00. The address of each of these entities is c/o Maverick Capital, Ltd., 1900 N. Pearl Street, 20th Floor, Dallas, TX 75201.

(4)
Based solely on a Schedule 13G filed on February 16, 2024. Consists of (i) 4,884,186 shares of common stock for which General Catalyst GP V, LLC (“GCGPV”) has shared voting power and shared dispositive power; (ii) 4,884,186 shares of common stock for which General Catalyst Partners V, L.P. (“GCGV GPLP”) has shared voting power and shared dispositive power; (iii) 4,884,186 for which General Catalyst Group V, L.P. (“GCGV”) has shared voting power and shared dispositive power; and (iv) 4,884,186 for which GC Entrepreneurs Fund V, L.P. (“GCEV” and, together with GCGPV, GCGV FPLP, and GCGV, the “Reporting Persons”) has shared voting power and shared dispositive power. General Catalyst Group Management Holdings GP, LLC (“GCGMH LLC”), is the general partner of General Catalyst Group Management Holdings, L.P. (“GCGMH”), which is the manager of General Catalyst Group Management, LLC (“GCGM”), which is the manager of GCGPV. GCGV GPLP is the sole general partner of GCGV and GCEV. GCGPV is the sole general partner of GCGV GPLP. GCGV is the record owner of 4,784,323 shares and GCEV is the record owner of 99,863 shares (collectively, the “Record Shares”). As the general partner of GCGMH, GCGMH LLC may be deemed to beneficially own the Record Shares. As the sole general partner of GC V and GCEV, GCGV GPLP may be deemed to beneficially own the Record Shares. As the sole general partner of GCGV GPLP, GCGPV may be deemed to beneficially own the Record Shares. By virtue of their relationship as affiliated entities who have overlapping general partners and managing directors, each Reporting Person may be deemed to share the power and direct the disposition and vote of the Record Shares. Both GCGMH LLC and GCGPV are controlled by a group of three or more individuals, or the Managing Directors, having shared voting and dispositive control over the shares held by GC V and GCEV. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of both GCGMH LLC and GCGPV Managing Directors, no one of the Managing Directors is deemed to be a beneficial owner of the Issuer’s securities held by GCGV and GCEV. The principal business address of the foregoing entities and persons is 20 University Road, 4th Floor, Cambridge, MA 02138.
(5)
Based solely on a Schedule 13G filed on February 14, 2025. Consists of (i) 2,576,288 shares of common stock held of record by BVP VII Special Opportunity Fund L.P. (“BVP SOF”) for which BVP SOF has sole voting and dispositive power; (ii) 1,526,689 shares of common stock held of record by Bessemer Venture Partners VII L.P. (“BVP VII”) for which BVP VII has sole voting and dispositive power; (iii) 667,924 shares of common stock held of record by Bessemer Venture Partners VII Institutional L.P. (“BVP VII Institutional”) for which BVP VII Institutional has sole voting and dispositive power; (iv) 4,770,901 shares of common stock held of record by Deer VII & Co. L.P. (“Deer VII L.P.”); and (v) 4,770,901 shares of common stock held of record by Deer VII & Co. Ltd. (“Deer VII Ltd.”) for which Deer VII Ltd. As sole voting and dispositive power. BVP SOF, BVP VII, and BVP VII Institutional, directly own shares of common stock. As the general partner of Deer VII LP, which in turn is the general partner of the funds, Deer VII Ltd may be deemed to beneficially own all of the shares of common stock held directly by the funds and have the power to direct the dividends from or the proceeds of the sale of such shares. The address of each of these entities is c/o Bessemer Venture Partners 1865 Palmer Avenue; Suite 104, Larchmont, NY 10583.
(6)
Based on information known to the Company. Consists of 3,973,653 shares of common stock held by Domain Partners VIII, L.P. (Domain VIII) and 29,482 shares of common stock held by DP VIII Associates, L.P. (DP VIII). The managing members of One Palmer Square Associates VIII, L.L.C. share voting and investment power with respect to shares beneficially owned by Domain VIII and DP VIII. The address of Domain VIII and DP VIII is 103 Carnegie Center, Suite 300, Princeton, NJ 08540.
(7)
Based solely on a Schedule 13G filed on February 4, 2025. Consists of 2,467,733 shares of common stock for which BlackRock, Inc. has sole voting power and 2,483,635 shares of common stock for which Blackrock, Inc. has sole dispositive power. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.
(8)
Consists of (i) 491,329 shares of common stock held by Harith Rajagopalan; (ii) 602,980 shares of common stock held by various family trusts for which Dr. Rajagopalan serves as the investment advisor and, as a result, exercises voting and dispositive power with respect to such shares; and (iii) 1,700,733 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.
(9)
Consists of (i) 153,544 shares of common stock held by Jay D. Caplan; (ii) 477,616 shares of common stock held by various family trusts for which Mr. Caplan serves as the investment advisor and, as a result, exercises voting and dispositive power with respect to such shares; and (iii) 337,966 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.
(10)
Consists of (i) 7,525 shares of common stock; and (ii) 585,727 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.
(11)
Consists of 68,073 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.

(12)
Consists of (i) 186,393 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025 held of record by the Hillcrest Irrevocable Trust, of which Senator Bradley serves as sole trustee; and (ii) 243,703 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.
(13)
Consists of 15,000 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.
(14)
Consists of (i) 944,827 shares of common stock held by M28 Capital Master Fund LP (“M28 Capital”); (ii) 444,624 shares of common stock held by Sparviero LP; and (iii) 15,000 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025. Marc Elia is a managing member of M28 Capital Fund GP LLC, the general partner of M28 Capital and Sparviero LP, and, as a result, may be deemed to share voting and investment power with respect to the shares held by each. Mr. Elia disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of M28 Capital and Sparviero LP is 700 Canal Street, 2nd Floor, Stamford, Connecticut 06902
(15)
Consists of (i) 277,890 shares of common stock held by Population Health Capital Partners II, L.P. (“PHPII”) and (ii) 15,000 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025. Clive Meanwell, M.B., Ch.B., M.D., is the Founder of Population Health Partners GP, LLC, the general partner of PHPII, and, as a result, may be deemed to share voting and investment power with respect to the shares held by PHPII. Dr. Meanwell disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of PHPII is 50 Mountaintop Road, Bernardsville, New Jersey 07924.
(16)
Includes 15,000 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025. See also footnote (1).
(17)
Consists of 151,969 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.
(18)
Consists of (i) 9,812,536 shares of common stock; and (iii) 3,750,903 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 15, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or 5% Security Holders, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Part III, Item 11. Executive Compensation. We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Amended and Restated Voting Agreement

We were a party to an amended and restated voting agreement with certain of our stockholders, pursuant to which each of our directors was elected to serve as members on our board of directors and, as of the date of this Annual Report on Form 10-K, continue to so serve. Our voting agreement terminated by its terms in connection with the closing of our IPO, and members previously elected to our board of directors pursuant to this voting agreement will continue to serve as directors until they resign, are removed or their successors are duly elected by the holders of our common stock.

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

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described above occurred prior to the adoption of this policy.

Employment Agreements

We have entered into arrangements, including employment or consulting agreements with certain of our former directors and executive officers. See Part III. Item 11. Executive Compensation—Executive Compensation Arrangements.

Director and Officer Indemnification and Insurance

Prior to the consummation of our IPO, we entered into separate indemnification agreements with each of our directors and executive officers. We also purchased directors’ and officers’ liability insurance. We have purchased directors’ and officers’ liability insurance for 2025.

Director Independence

Our board of directors has determined that, of our directors, Kelly Barnes, William W. Bradley, Samuel Conaway, Marc Elia, Clive Meanwell, M.B., Ch.B, M.D., Ajay Royan and Amy W. Schulman do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules. Additionally our board of directors determined that Allan R. Will did not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that he was “independent” as that term is defined under the Nasdaq rules for the period in 2024 that he served on the board of directors.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees, including out-of-pocket costs, of Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2024 and 2023 for audit services and other services.

Fee Category	2024	2023
Audit Fees	$616,000	$1,187,500
Audit-Related Fees	—	—
Tax Fees	55,638	31,580
All Other Fees	—	—
Total	$671,638	$1,219,080

Audit Fees

For 2024, audit fees consist of audit of our financial statements and the review of the quarterly unaudited interim financial statements.

For 2023, audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our Registration Statement in connection with our IPO, and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

There were no audit-related fees for the periods presented.

Tax Fees

For 2024 and 2023, tax fees consist of fees for tax compliance and tax advisory services.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Fractyl Health, Inc.	8-K	001-41942	3.1	2/06/2024
3.2	Amended and Restated Bylaws of Fractyl Health, Inc.	8-K	001-41942	3.2	2/06/2024
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S‑1	333‑276046	4.1	12/14/2023
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated June 9, 2021, by and among Fractyl Health, Inc. and certain of its stockholders.	S-1/A	333-276046	4.2	1/29/2024
4.3	Description of Registrant’s Securities	10-K	001-41942	4.3	4/1/2024
10.1#	Credit Agreement and Guaranty, dated September 7, 2023, by and among Fractyl Health, Inc., Symbiotic Capital Opportunities Holding, L.P. and Catalio Structured Opportunities AIV LLP.	S-1	333-276046	10.1	12/14/2023
10.2	First Amendment to Credit Agreement and Guaranty, dated October 16, 2023, by and among the Fractyl Health, Inc., Symbiotic Capital Opportunities Holding, L.P. and Symbiotic Capital Agency LLC.	S-1	333-276046	10.2	12/14/2023
10.3	Second Amendment to Credit Agreement and Guaranty, dated December 9, 2023, by and among Fractyl Health, Inc., Symbiotic Capital Opportunities Holding, L.P. and Symbiotic Capital Agency LLC.	S-1	333-276046	10.3	12/14/2023

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.4†	Fractyl Health, Inc. Amended and Restated 2011 Stock Incentive Plan and forms of award agreements thereunder	10-Q	001-41942	10.1	5/13/2024
10.5†	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Harith Rajagopalan, M.D., Ph.D.	S‑1/A	333-276046	10.5	1/29/2024
10.6†	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Lisa A. Davidson	S‑1/A	333-276046	10.6	1/29/2024
10.7†	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Jay D. Caplan	S‑1/A	333-276046	10.7	1/29/2024
10.8†	Employment Letter Agreement, dated January 26, 2024, by and between Fractyl Health, Inc. and Sarah Toomey	S‑1/A	333-276046	10.8	1/29/2024
10.9†	Offer Letter, dated September 12, 2023, by and between Fractyl Health, Inc. and Timothy Kieffer, Ph.D.	S‑1/A	333-276046	10.9	1/29/2024
10.10†	First Amendment to Offer Letter, dated September 12, 2024, by and between Fractyl Health, Inc. and Timothy Kieffer, Ph.D.	S‑1/A	333-276046	10.10	1/29/2024
10.11†	Severance Agreement and Change in Control Agreement, dated September 12, 2023, by and between Fractyl Health, Inc. and Timothy Kieffer, Ph.D.	S‑1/A	333-276046	10.11	1/29/2024
10.12 †	First Amendment to Severance Agreement and Change in Control Agreement, by and between the Registrant and Timothy Kieffer, Ph.D.	S-1/A	333-276046	10.12	1/29/2024
10.13	Lease Agreement, dated August 10, 2022, by and between Fractyl Health, Inc. (f/k/a Fractyl Laboratories, Inc.) and BP 17 Hartwell LLC.	S-1	333-276046	10.11	12/14/2024
10.14†	Fractyl Health, Inc. 2024 Incentive Award Plan and forms of award agreements thereunder	10-K	001-41942	10.14	4/1/2024
10.15†	Fractyl Health, Inc. 2024 Employee Stock Purchase Plan	S-1/A	333-276046	10.16	1/29/2024
10.16†	Fractyl Health, Inc. Non-Employee Director Compensation Program	S-1/A	333-276046	10.17	1/29/2024
10.17†	Form of Indemnification Agreement by and among Fractyl Health, Inc. and its directors and officers	S-1/A	333-276046	10.18	12/14/2023
10.18#	Master Services Agreement as Amended and Statement of Work dated April 25, 2024 by and between Velocity Global, LLC. and Fractyl Heath, Inc.	10-Q	001-41942	10.8	5/13/2024
10.19†	Employment Agreement dated May 10, 2024 by and between Velocity Global International Ltd., and Timothy Kieffer, Ph.D.	10-Q	001-41942	10.9	5/13/2024
19.1	Fractyl Health, Inc. Insider Trading Compliance Policy					*
21.1	List of Subsidiaries	S‑1	333-276046	21.1	12/14/2023
23.1	Consent of Independent Registered Public Accounting Firm					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97.1	Fractyl Health, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-41942	97.1	4/1/2024

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

Fractyl Health, Inc.

Date: March 3, 2025	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D. Ph.D.
Co-Founder, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harith Rajagopalan Harith Rajagopalan, M.D., Ph.D.	Co-Founder, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025

/s/ Lisa A. Davidson Lisa A. Davidson	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025

/s/ Kelly Barnes Kelly Barnes	Director	March 3, 2025

/s/ William W. Bradley William W. Bradley	Director	March 3, 2025

/s/ Samuel Conaway	Director	March 3, 2025
Samuel Conaway

/s/ Marc Elia Marc Elia	Director	March 3, 2025

/s/ Clive Meanwell Clive Meanwell, M.B., Ch.B., M.D.	Director	March 3, 2025

/s/ Ajay Royan Ajay Royan	Chairman	March 3, 2025

/s/ Amy W. Schulman Amy W. Schulman	Director	March 3, 2025

Fractyl Health, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fractyl Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fractyl Health, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows, expects continuing operating losses and negative operating cash flows for the foreseeable future, projects that it may not comply with the minimum liquidity covenant related to the Company’s 2023 Notes without additional financing and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 3, 2025

Fractyl Health, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share information)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$67,464	$33,209
Accounts receivable	—	22
Inventory	73	73
Restricted cash, current	—	315
Prepaid expenses and other current assets	4,226	2,029
Total current assets	71,763	35,648
Restricted cash, long-term	4,255	4,255
Property and equipment, net	2,979	490
Right-of-use lease assets, operating	28,414	30,282
Other long-term assets	666	5,537
Total assets	$108,077	$76,212
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,240	$553
Accrued expenses and other current liabilities	11,579	7,331
Operating lease liabilities, current	4,956	2,731
Warrant liabilities, current	—	573
Total current liabilities	19,775	11,188
Notes payable, long-term	30,162	55,152
Operating lease liabilities, long-term	27,382	28,508
Warrant liabilities, long-term	1,336	19,096
Other long-term liabilities	998	—
Total liabilities	79,653	113,944
Commitments and contingencies
Convertible preferred stock (Series A, B, C-1, C-2, D, E and F), $0.00001 par value; no shares authorized and no shares issued or outstanding at December 31, 2024; 78,112,639 shares authorized and 77,994,156 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $0 and $379,081 at December 31, 2024 and December 31, 2023, respectively	—	287,330
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized, 48,755,451 shares issued and outstanding at December 31, 2024; 107,000,000 shares authorized, 2,105,815 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	443,734	21,554
Accumulated deficit	(415,310)	(346,616)
Total stockholders’ equity (deficit)	28,424	(325,062)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$108,077	$76,212

The accompanying notes are an integral part of these consolidated financial statements.

Fractyl Health, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

	Year Ended December 31,
	2024	2023
Revenue	$93	$120
Cost of goods sold	50	77
Gross profit	43	43
Operating expenses:
Research and development	70,471	38,038
Selling, general and administrative	23,103	12,841
Total operating expenses	93,574	50,879
Loss from operations	(93,531)	(50,836)
Other income (expense), net:
Interest income, net	4,146	1,260
Change in fair value of notes payable	2,830	(20,697)
Change in fair value of warrant liabilities	17,908	(6,794)
Other expense, net	(47)	(24)
Total other income (expense), net	24,837	(26,255)
Net loss and comprehensive loss	(68,694)	(77,091)
Accretion of dividends on convertible preferred stock	(1,737)	(17,180)
Net loss attributable to common stockholders	$(70,431)	$(94,271)
Net loss per share attributable to common stockholders, basic and diluted	$(1.62)	$(45.29)
Weighted-average number of common shares outstanding, basic and diluted	43,541,527	2,081,328

The accompanying notes are an integral part of these consolidated financial statements.

Fractyl Health, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	77,994,156	287,330	2,055,399	—	17,206	(269,525)	(252,319)
Exercise of common stock options	—	—	50,416	—	52	—	52
Share-based compensation expense	—	—	—	—	4,296	—	4,296
Net loss	—	—	—	—	—	(77,091)	(77,091)
Balance at December 31, 2023	77,994,156	287,330	2,105,815	—	21,554	(346,616)	(325,062)
Conversion of convertible preferred stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	7,433,332	—	100,277	—	100,277
Issuance of common stock to settle 2022 convertible notes payable	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	388,021	—	572	—	572
Issuance of common stock from RSU vesting	—	—	604,509	—	—	—	—
Share-based compensation expense	—	—	—	—	14,426	—	14,426
Net loss	—	—	—	—	—	(68,694)	(68,694)
Balance at December 31, 2024	—	—	48,755,451	—	443,734	(415,310)	28,424

The accompanying notes are an integral part of these consolidated financial statements.

Fractyl Health, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(68,694)	$(77,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	677	286
Non-cash interest expense	357	—
Non-cash operating lease expense	1,869	—
Stock-based compensation expense	14,426	4,296
Change in fair value of warrant liabilities	(17,908)	6,794
Change in fair value of notes payable, non-cash	(5,840)	19,935
Issuance costs related to notes payable	—	1,968
Changes in operating assets and liabilities:
Accounts receivable	22	(22)
Inventory	—	(73)
Prepaid expenses and other current assets	(2,197)	331
Accounts payable	2,686	(427)
Accrued expenses and other current liabilities	5,654	543
Operating lease liabilities	1,098	563
Other long-term assets and liabilities	2,329	74
Net cash used in operating activities	(65,521)	(42,823)
Cash flows from investing activities:
Purchases of property and equipment	(1,765)	(359)
Net cash used in investing activities	(1,765)	(359)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	103,695	—
Proceeds from issuance of notes payable, net	—	28,432
Proceeds from exercise of stock options	572	52
Payments related to offering costs	(2,854)	(563)
Payments related to debt issuance costs	—	(400)
Repayment of notes payable	—	(75)
Principal payments on finance lease obligations	(187)	(9)
Net cash provided by financing activities	101,226	27,437
Net increase (decrease) in cash, cash equivalents and restricted cash	33,940	(15,745)
Cash, cash equivalents and restricted cash at beginning of period	37,779	53,524
Cash, cash equivalents and restricted cash at end of period	$71,719	$37,779
Supplemental disclosure of cash flow information:
Interest paid	$3,127	$762
Payment for operating leases within operating activities	$3,042	$1,951
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$287,330	$—
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$19,150	$—
Reclassification of warrant liability to equity upon initial public offering	$425	$—
Finance lease right-of-use asset obtained in exchange for lease liability	$1,401	$—
Reclassification of deferred offering costs to additional paid-in capital	$3,418	$—
Purchases of property and equipment included in accounts payable or accrued expenses	$—	$91
Deferred offering costs included in accounts payable or accrued expenses	$—	$1,616
Fair value of warrant liabilities recognized in connection with amendment of convertible notes payable	$—	$9,876
Fair value of warrant liabilities recognized in connection with issuance of notes payable	$—	$2,592

The accompanying notes are an integral part of these consolidated financial statements.

Fractyl Health, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share information)

1. Nature of the Business

Fractyl Health, Inc. (the "Company") was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company subsequently changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company focused on breaking the pattern of treatment of metabolic diseases, including obesity and type 2 diabetes. Despite advances in treatment over the last 50 years, obesity and type 2 diabetes, or T2D, continue to be principal and rapidly growing drivers of morbidity and mortality. The Company believes the unmet need has shifted from short term weight loss and glucose control to durable metabolic health solutions without daily or weekly pharmacotherapy. The Company’s goal is to develop durable disease-modifying therapies that are designed to provide lasting metabolic health by targeting root causes of obesity and T2D – without lifelong treatment. The Revita DMR System ("Revita"), the Company’s lead product candidate, is an investigational outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat and high sugar diet, which can lead to obesity and T2D in humans. The Company is evaluating Revita in its pivotal REMAIN-1 study, a randomized, double-blind study of Revita, versus sham in patients who have lost at least 15% of their total body weight on tirzepatide therapy and is currently enrolling patients. On January 31, 2025, the Company approved a strategic reprioritization (“Strategic Reprioritization”) pursuant to which it intends to prioritize its REMAIN-1 pivotal study and. advance Rejuva, a novel, locally administered, adeno-associated virus delivered pancreatic gene therapy platform, into first-in-human studies. Rejuva is designed to enable long term remission of T2D and obesity by durably altering metabolic hormone function in the pancreatic islet cells of patients. The Company has paused investment in its Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. This decision is driven by positive initial feedback from the open label REVEAL-1 cohort, significant demand for participation in the REMAIN-1 study, and strong patient and physician feedback on the urgent need for durable weight maintenance solutions. For the REVITALIZE-1 study, patients with inadequately controlled T2D, who are on at least one GLA and previously randomized, will continue to be followed per protocol to 48 weeks. Patients randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Patients who crossover and undergo the Revita DMR procedure will be followed per protocol. The Company intends to follow the existing patients in the Germany Real-World Registry per protocol and continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis. The Company believes Revita and Rejuva, if approved, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interest of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

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

The Company has a history of operating losses and negative operating cash flows. As of December 31, 2024, the Company had an accumulated deficit of $415,310 and available cash and cash equivalents of $67,464 in the IPO and debt financings. The Company does not anticipate generating revenue from product sales unless and until it successfully completes clinical development and obtains marketing approvals from one or more of the product candidates. As a result of its history of operating losses and negative operating cash flows, and management’s expectation of continuing operating losses and negative operating cash flows for the foreseeable future, as well as its projection that it may not comply with the minimum liquidity covenant related to the Company’s 2023 Notes without additional financing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of this Annual Report on Form 10-K.

The Company expects to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies which could curtail or delay its current operating plans. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These consolidated financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the years ended December 31, 2024 and 2023.

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

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2024, substantially all of the Company’s cash and cash equivalents were maintained at two financial institutions. The Company’s deposits at times may significantly exceed federally insured limits. Potential failure of either financial institution could impact access to our cash and cash equivalents and could adversely impact our operating liquidity and financial performance. To date, the Company has not experienced any losses related to its cash and cash equivalents.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, views the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States. See Note 16—“Segment Information” for additional information about the Company’s segment information.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and right-of-use operating and finance lease assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Deferred Public Offering Costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees relating to the Company's public equity offerings, are capitalized and recorded within other long-term assets. The deferred public offering costs are offset against proceeds received upon the consummation of the offering. As of December 31, 2023, the Company had deferred offering-related costs of $2,180. Upon closing of the Company’s IPO in February 2024, total deferred offering costs of $3,418 were transferred to additional paid-in capital to offset the IPO proceeds.

Other Long-term Assets

At December 31, 2024, other long-term assets mainly represented implementation costs incurred in a cloud computing arrangement that is a service contract. At December 31, 2023, other long-term assets consisted of vendor deposits of $2,522, deferred public offering costs of $2,180 and implementation costs incurred in a cloud computing arrangement that is a service contract of $835.

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

Leases

The Company applies the provisions of ASC 842, Leases, ("ASC 842") to account for its operating leases for office and laboratory spaces and finance leases for certain laboratory equipment.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement at inception. Operating leases are included in right-of-use lease assets ("ROU assets") and current and long-term lease liabilities on the Company’s consolidated balance sheets. Lease expenses for operating leases are recognized on a straight-line basis over the lease term as an operating expense. Assets subject to finance leases are included in property and equipment, net, on the Company’s consolidated balance sheets. Current and long-term portion of the related lease liabilities of the finance leases are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on the Company’s consolidated balance sheets. Lease expenses for finance leases consist of depreciation of the assets, which is recognized on a straight-line basis over the useful life of the assets as an operating expense, and interest expense using the effective interest method over the lease term.

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

The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original lease term of twelve months or less. Rent expenses for short-term leases are directly expensed as operating expenses in the consolidated statements of operations and comprehensive loss.

The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of the ROU asset and lease liability. Variable lease costs such as taxes, operating expenses and other expenses are based on actual costs incurred and are directly expensed as operating expenses in the consolidated statements of operations and comprehensive loss.

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

The fair values of the notes payable are determined using valuation models that incorporate assumptions and estimates. The Company assesses these assumptions and estimates at each financial reporting period as additional information impacting the assumptions is obtained. Assumptions in the models include but are not limited to equity value, volatility, time to conversion event, risk-free rate, scenario weightings and observable market yields for similarly rated instruments. The fair value measurements of the notes payable are based on significant inputs that are not observable in the market and represent a Level 3 measurement. See Note 6.

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

The fair values of these warrant liabilities are determined using either a Black-Scholes option-pricing model or a Monte Carlo simulation model, depending on the nature of the warrants. The valuation model used incorporates assumptions and estimates, which the Company assesses at each financial reporting period as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying shares. Prior its IPO in February 2024, the Company determined the fair value per share of the underlying shares by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant. After the consummation of its IPO, the fair value of the underlying shares represents the closing price of its common stock traded on the Nasdaq Global Market. The Company was historically a private company until its IPO in February 2024, and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. Expected dividend yield for the convertible preferred stock warrants is determined considering that the underlying shares are entitled to dividends of 6.0% per year, whether or not declared. Expected dividend yield for the common stock warrants is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends on common stock in the foreseeable future.

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

Convertible Preferred Stock

The Company records its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. All shares of convertible preferred stock have been presented outside of stockholders’ equity (deficit) as the redemption of such shares is outside the Company’s control (See Note 10). The Company does not adjust the carrying values of the convertible preferred stock to the redemption value of such stock until such time as a redemption event is probable of occurring. Upon the closing of the IPO in February 2024, all of the Company’s Convertible Preferred Stock shares were automatically converted into the Company’s common stock.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss, which includes other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company had no items qualifying as other comprehensive loss; accordingly, comprehensive loss equaled total net loss for each of the years ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and determined that the adoption did not have a material impact on our financial statements, but resulted in additional disclosures in the Segment Reporting footnote. See Note 16—“Segment Reporting” for additional information.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to provide more detailed and disaggregated information about significant expense categories, such as purchases of inventory, employee compensation, depreciation and amortization and selling expenses. This new standard, including related updates, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. We are currently assessing the impact ASU 2024-03 will have on our consolidated financial statements, including our footnote disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$38,295	$—	$—	$38,295
	$38,295	$—	$—	$38,295
Liabilities:
Warrant liabilities, long-term	$—	$—	$1,336	$1,336
Notes payable, long-term	—	—	30,162	30,162
	$—	$—	$31,498	$31,498

	Fair Value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$9,779	$—	$—	$9,779
	$9,779	$—	$—	$9,779
Liabilities:
Warrant liabilities, current	$—	$—	$573	$573
Warrant liabilities, long-term	—	—	19,096	19,096
Notes payable, long-term	—	—	55,152	55,152
	$—	$—	$74,821	$74,821

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

See Note 6—“Notes Payable” for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 8—“Warrant Liabilities” for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Computer equipment	$519	$107
Furniture and fixture	1,237	746
Lab and engineering equipment	2,048	565
Manufacturing equipment	77	60
Website development costs	94	77
Leasehold improvements	599	3,766
	4,574	5,321
Less: accumulated depreciation	(1,595)	(4,831)
	$2,979	$490

Property, plant, and equipment in the table above includes leased equipment under the Company's finance leases. See Note 7. Depreciation expense for the years ended December 31, 2024 and 2023 were $677 and $286, respectively.
5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Payroll and payroll-related expenses	$4,184	$3,500
Research and development services	5,750	1,711
Professional fees and consulting services	814	2,118
Other current liabilities	831	2
	$11,579	$7,331

6. Notes Payable

Notes payable, long-term consisted of the following:

	December 31,
	2024	2023
2022 Convertible Notes	$-	$27,162
2023 Notes	30,162	27,990
	$30,162	$55,152

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

The Company elected to apply the fair value option ("FVO") to the 2022 Convertible Notes in accordance with ASC 825. Accordingly, the 2022 Convertible Notes are marked to market at the end of each reporting period, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Prior to the Company's IPO in February 2024, the fair value had been estimated using a Monte Carlo simulation model to calculate equity values at different points in time leading up to a conversion event. The Company assessed the assumptions and estimates used in the valuation model at each financial reporting period as additional information impacting the assumptions is obtained. Assumptions and estimates impacting the fair value measurement included the fair value per share of the underlying shares, the expected time to conversion events (IPO or non-IPO), risk-free interest rate, expected volatility of the price of the underlying shares and scenario weightings. The Company determined the fair value per share of the underlying shares by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected time to conversion events. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected time to conversion events. Scenario weightings were based on management's best estimate of the probabilities of the occurrence of each conversion event considered.

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

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2022 Convertible Notes:

Fair Value
Balance as of December 31, 2023	$27,162
Decrease in fair value	(8,012)
Conversion into common stock	(19,150)
Balance as of December 31, 2024	$—

Transaction costs incurred during the year ended December 31, 2023 related to the reissuance of the 2022 Convertible Notes were immaterial and were expensed as incurred.

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

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

Fair Value
Balance as of December 31, 2023	$27,990
Increase in fair value	5,182
Payment of interest	(3,011)
Balance as of December 31, 2024	$30,162

Transaction costs incurred during the year ended December 31, 2023 related to the issuance of the 2023 Notes were approximately $1,968 and were expensed as part of the selling, general and administrative expenses as incurred.

The 2023 Notes are subject to specific financial covenants, which include a minimum liquidity covenant that requires the Company to maintain a minimum $10,000 balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the 2023 Notes also contain customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of December 31, 2024, the Company was in compliance with the financial covenants and other terms of the arrangement.

7. Leases

Lexington Lease

In November 2015, the Company entered into a lease agreement for office and laboratory space in Lexington, Massachusetts with the lease term covering a seven-year period from May 1, 2016 through April 30, 2023 (the “Lexington Lease”). The Lexington facility includes 30,000 square feet of office and laboratory space and has been occupied by the Company since August 2016. The Lexington Lease included a provision for a $3,000 tenant improvement allowance, which was funded by the lessor in 2016. The Lexington Lease did not contain any material residual value guarantees or material restrictive covenants. The Company was not involved in the construction or design of the additional underlying asset, aside from constructing leasehold improvements. The Company was obligated to pay its portion of real estate taxes and costs, including costs of operations, maintenance, repair, replacement, and management of the Lexington Lease.

The Company reports operating lease right-of-use assets in right-of-use lease assets and the current and non-current portions of its operating lease liabilities in lease liabilities, current and lease liabilities, long-term, respectively, on its consolidated balance sheet. The discount rate used to calculate lease liabilities was the Company’s estimated incremental borrowing rate of 6.75%.

In June 2022, the Company extended the term of the Lexington Lease for twelve months commencing on May 1, 2023 and expiring on April 30, 2024. The extended term expired on April 30, 2024. The total fixed lease payment during the extended term is $1,590.

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

The following table is a summary of the components of operating lease expenses for the years ended December 31, 2024 and 2023:

	2024	2023
Operating lease cost	$5,934	$2,026
Short-term lease cost	138	490
Variable lease cost	1,393	404
Total lease cost	$7,465	$2,920

The Company's leases require the Company to pay for certain operating expenses, taxes, and other expenses based on actual costs incurred and therefore, as the amounts are variable in nature, are expensed in the periods incurred and included in variable lease costs for the years ended December 31, 2024 and 2023.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of December 31, 2024 and 2023 are as follows:

	2024	2023
Weighted-average remaining lease term in years	9.5	10.3
Weighted-average discount rate	12.7%	12.7%

The following table summarizes the maturity of lease liabilities under the operating lease as of December 31, 2024:

Year Ending December 31,
2025	$5,248
2026	5,406
2027	5,568
2028	5,735
2029	5,907
Thereafter	28,860
Total future minimum lease payments	56,724
Less: Imputed interest	(24,386)
Total lease liabilities	$32,338

Future minimum lease payments under operating leases above do not include those committed under short-term leases and leases not yet commenced.

The Company has an obligation to maintain letters of credit as security deposits for its office space leases, which are held in favor of the respective lessors. These letters of credit were initially issued for a period of 12 months, with automatic annual renewal until the expiration date specified in the lease agreements. Following the termination of the Lexington lease in 2024, the cash balance of $315 maintained in the collateral bank account was released and the Company reclassified the $315 from restricted cash, current, to cash and cash equivalents on the Company's consolidated balance sheet. As of December 31, 2024, the Company had a total of $4,255 outstanding in letters of credit associated with the Burlington Lease, which was collateralized by cash maintained in a collateral bank account. The balance of the cash maintained in the collateral bank account has been included in restricted cash, long-term, on the Company's consolidated balance sheet.

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

The Company remeasures the fair value of the 2014 Warrant at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on February 6, 2024, the warrant to purchase 118,483 shares of the Company's Series B convertible preferred stock was converted to a warrant to purchase 55,211 shares of the Company's common stock. Accordingly, the 2014 Warrant was remeasured upon the closing of the IPO and marked to market to its fair value before being reclassified to equity. The fair value of the 2014 Warrant was determined using the Black-Scholes valuation model with the following assumptions:

	February 6,	December 31,
	2024	2023
Risk-free interest rate	4.8%	4.7%
Expected term (in years)	0.1	0.1
Expected volatility	38%	47%
Expected dividend yield	0%	6%
Fair value of common stock per share	$10.4	—
Fair value of Series B convertible preferred stock per share	—	$6.12

This fair value measurement of the 2014 Warrant was based on significant inputs that are not observable in the market and represented a Level 3 measurement. The following table provides a rollforward of the fair value of the Company’s warrant liability:

Fair Value
Balance as of December 31, 2023	$573
Change in fair value	(148)
Reclassification to equity	(425)
Balance as of December 31, 2024	$0

The 2014 Warrant was fully cashless exercised on the amended expiration date of March 7, 2024, as a result of which a total of 38,544 shares of common stock were issued to the warrant holder.

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the “July 2023 Warrants”). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20,899, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through December 31, 2024.

The fair value of the July 2023 Warrants at issuance was $9,876 and was recorded as part of the warrant liabilities on the consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

December 31,
2024
Risk-free interest rate	4.5%
Expected term (in years)	8.5
Expected volatility	59%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$16,419
Decrease in fair value	(15,250)
Balance as of December 31, 2024	$1,169

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the “September 2023 Warrants”). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4,200, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through December 31, 2024.

The fair value of the September 2023 Warrants at issuance was $2,592 and was recorded as part of the warrant liabilities on the consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

December 31,
2024
Risk-free interest rate	4.5%
Expected term (in years)	8.7
Expected volatility	58%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

Fair Value
Balance as of December 31, 2023	$2,677
Decrease in fair value	(2,510)
Balance as of December 31, 2024	$167

9. Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

10. Convertible Preferred Stock

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

11. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of December 31, 2024.

Common Stock

As of December 31, 2023, the Company’s then effective certificate of incorporation, as amended and restated, authorized the Company to issue 107,000,000 shares of $0.00001 par value common stock. On January 26, 2024, the Company's board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 300,000,000 shares of common stock at $0.00001 par value per share. Additionally, on January 26, 2024, the Company's board of directors also approved a 1-for-2.146 reverse stock split of its issued and outstanding shares of common stock.

The voting, dividend and liquidation rights of the holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s undesignated preferred stock, if and when such shares are issued. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. No dividends have been declared to date. Subject to the rights and preferences of any holders of any shares of any outstanding series of Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the funds and assets of the Company that may be legally distributed to the Company’s stockholders shall be distributed among the holders of the then outstanding Common Stock pro rata in accordance with the number of shares of Common Stock held by each such holder.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of December 31, 2024 and 2023, consists of the following:

	December 31,
	2024	2023
Converible preferred stock	—	36,343,909
Stock options, issued and outstanding	10,325,811	8,721,884
Unvested RSUs	22,500	604,509
Stock awards, authorized for future issuance	2,275,046	645,785
ESPP, authorized for future issuance	487,070	—
Common stock warrants	161,616	161,616
Series B Convertible Preferred Stock warrants	—	55,211
Total	13,272,043	46,532,914

12. Stock-Based Compensation

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

2024 Incentive Award Plan

On January 26, 2024, the Company's board of directors adopted the 2024 Incentive Award Plan (the "2024 Plan"), which became effective on February 1, 2024. The 2024 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, stock appreciation rights and other stock or cash-based awards with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting schedules and other restrictions on awards are determined at the discretion of the board of directors or by a committee of the board of directors if so delegated, except that the term of any stock option may not be greater than ten years. The number of shares of the Company's common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares plus the number of shares subject to awards outstanding under the 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. As of December 31, 2024, there were 2,275,046 shares available for future grant under the 2024 Plan. On January 1, 2025, the number of shares reserved for issuance under the 2024 Plan automatically increased by 2,437,773 shares.

2024 Employee Stock Purchase Plan

On January 26, 2024, the Company's board of directors adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP Plan"), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 ESPP Plan was 487,070 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. On January 1, 2025, the number of shares reserved for issuance under the 2024 ESPP Plan increased by 487,554 shares. The Company did not issue any shares under the 2024 ESPP Plan during the year ended December 31, 2024.

Stock Options

Stock options granted by the Company generally vest over four years, with some stock option grants vesting as to 25% of the underlying shares after one year and the balance vesting pro rata each month over the following three years and other stock option grants vesting pro rata each month over four years.

In connection with its IPO in February 2024, the Company granted to certain members of its senior leadership performance-based stock options to purchase a total of 1,157,600 shares of common stock, with the number of shares eligible to vest determined based on the achievement of certain operational metrics over the period February 1, 2024 through December 31, 2024 (the “performance period”). Any portion of the option for which the applicable milestone is achieved will vest in four substantially equal installments occurring on the final day of the performance period and each of the first three anniversaries thereof.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awards and determine the related compensation expense. The assumptions that the Company used to determine the fair value of stock options granted to employees and directors were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.5% - 4.3%	3.7% - 4.6%
Weighted average expected term (in years)	6.1	6.0
Weighted average expected volatility	61%	59%
Weighted average expected dividend yield	—%	—%
Fair value of common stock per share	$6.20	$9.35

The following table summarizes the Company’s stock option activity from December 31, 2023 to December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,721,884	$5.34	5.7	$57,202
Granted	3,132,736	10.23
Exercised	(388,021)	1.48
Forfeited/Cancelled	(673,564)	8.99
Expired	(467,224)	4.77
Outstanding at December 31, 2024	10,325,811	$6.75	6.0	$87
Options exercisable at December 31, 2024	6,293,009	$4.64	4.2	$87

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $6.20 and $5.48 per share, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2024 and 2023 was $5,113 and $4,299 respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023, was $1,438 and $410, respectively. The intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2024, total unrecognized stock-based compensation expense for stock options was $15,468, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units ("RSUs")

The following table summarizes the Company’s RSU activity from December 31, 2023 to December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	604,509	$11.21
Granted	22,500	2.30
Vested	(604,509)	11.21
Outstanding at December 31, 2024	22,500	$2.30

Restricted stock units granted generally have a one-year cliff vesting. The RSUs granted during the year ended December 31, 2023 had performance conditions based on the timing of occurrence of certain changes in control or financing events. No RSUs had vested as of December 31, 2023 as the vesting conditions had not been met. Upon the completion of the Company's IPO in February 2024, the performance condition was achieved and the Company recognized stock-based compensation expense of $6,777 related to these RSUs during the year ended December 31, 2024. Total grant date fair value of RSUs that vested during the year ended December 31, 2024 was $6,777. As of December 31, 2024, total unrecognized stock-based compensation expense for the RSUs was $32.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories within its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Research and development expenses	$6,667	$2,688
Selling, general and administrative	7,759	1,608
	$14,426	$4,296

13. Income Taxes

During the years ended December 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred in each year due to its uncertainty of realizing a benefit from those items. The majority of the Company’s losses before income taxes were generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.3	4.4
Research and development tax credits	5.5	2.7
Permanent differences	(0.2)	(0.1)
Change in fair value of convertible notes payable	2.5	(5.3)
Change in fair value of warrant liability	5.5	(1.8)
Non-deductible stock compensation	(2.3)	(0.9)
Non-deductible executive compensation	(2.8)	—
Return to provision	—	(0.8)
Change in valuation allowance	(34.5)	(19.2)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$68,932	$62,328
Research and development tax credit carryforwards	18,721	13,999
Lease liabilities	8,962	8,485
Stock-based compensation expense	1,264	2,222
Accrued expenses and other	1,527	1,421
Capitalized patent and trademark costs	1,326	1,257
Capitalized research and development	26,463	14,667
Other	225	85
Total deferred tax assets	127,420	104,464
Deferred tax liabilities:
Right-of-use lease assets	(7,597)	(8,225)
Valuation allowance	(119,823)	(96,239)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of $260,399, of which $82,672 begin to expire in 2030 and $177,727 will carryforward indefinitely. In addition, the Company had state net operating loss carryforwards of $225,909 which begin to expire at various dates beginning in 2030. As of December 31, 2024, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $14,320 and $5,571, respectively, which begin to expire in 2031 and 2027, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2024 to assess whether utilization of the Company’s net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382. To the extent an ownership change occurs in the future, the net operating loss and credit carryforwards may be subject to limitation. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised principally of net operating losses and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 and 2023 related primarily to the increase in federal and state net operating loss carryforwards and available research and development credits and were as follows:

	Year Ended December 31,
	2024	2023
Valuation allowance at beginning of year	$96,239	$81,413
Increases recorded to income tax provision	23,584	14,826
Valuation allowance at end of year	$119,823	$96,239

The Company’s policy is to recognize interest and penalties for uncertain tax position as a component of income tax expense. The Company has not recorded any amounts for unrecognized tax benefits, interest, or penalties historically through December 31, 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s US tax returns are still open under statute from 2021 to the present, however carryforward attributes that were generated prior to January 1, 2021 may still be adjusted upon examination by federal or state tax authorities if they have been or will be utilized in a future period.

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

15. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Year Ended December 31,
	2024	2023
Series A Convertible Preferred Stock	—	2,562,900
Series B Convertible Preferred Stock	—	5,280,969
Series C-1 Convertible Preferred Stock	—	4,223,960
Series C-2 Convertible Preferred Stock	—	7,146,525
Series D Convertible Preferred Stock	—	5,589,207
Series E Convertible Preferred Stock	—	5,982,550
Series F Convertible Preferred Stock	—	5,557,798
Outstanding stock options	10,325,811	8,721,884
Outstanding restricted stock units	22,500	604,509
Common stock warrants	161,616	161,616
Series B Convertible Preferred Stock warrants	—	55,211
Total	10,509,927	45,887,129

The table presented above does not include the number of shares that may be issued upon exercises of the common stock or preferred stock warrants issued in connection with the 2022 Convertible Notes and the 2023 Notes because the number of shares to be issued under these warrants are variable based on a variable exercise price at the warrant holders' option. See Note 8.

16. Segment Information

The Company is currently developing new approaches to the treatment of metabolic diseases for patients suffering from obesity and T2D. The Company does not have material commercial product revenue, and does not anticipate generating revenue from product sales in the United States, unless and until it successfully completes clinical development and obtains marketing approvals from one or more of the product candidates.

For the year ended December 31, 2024, the Company has identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The Company's Chief Executive Officer (“CEO”) is the CODM.

The CODM reviews the segment's profit or loss based on net (loss) income reported on the consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment's assets based on total assets reported on the consolidated balance sheet. The Company has immaterial revenue and assets held outside of the United States.

The Company's CODM views specific categories within research and development expenses and selling, general and administrative expenses in total as significant given the direct correlation between cash burn and profitability as a pre-

commercial company. The following table reconciles reported revenues to net loss under the significant expense principle for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue	$93	$120
Less:
Cost of goods sold	50	77
Research and development:
Revita direct program expenses	25,873	12,110
Rejuva direct program expenses	7,220	2,289
Indirect expenses	9,038	4,654
Personnel-related expenses	28,340	18,985
Total research and development expenses	70,471	38,038
Selling, general and administrative	23,103	12,841
Other income (expense), net	24,837	(26,255)
Segment net loss	$(68,694)	$(77,091)

17. Subsequent Events

On January 31, 2025, the Company approved a strategic reprioritization (the “Strategic Reprioritization”), pursuant to which the Company:

•
intends to prioritize its REMAIN-1 pivotal study;
•
intends to advance Rejuva; and
•
has paused investment in Revita programs for type 2 diabetes, consisting of the REVITALIZE-1 study and the Germany Real-World Registry study.

As part of the Strategic Reprioritization, the Company streamlined resources, including a workforce reduction impacting 22 employees, or approximately 17% of the Company’s workforce. The Company anticipates the Strategic Reprioritization will be substantially implemented by the second quarter of 2025. The Company estimates that it will incur cash charges of approximately $1,800 related to severance, employee benefits, and other related personnel reduction costs. At this time, the Company is unable in good faith to make a determination of other estimated costs, if any, associated with the Strategic Reprioritization due to unknown potential contract termination costs, if any, regarding which the Company is performing an ongoing assessment.