Form 10-Q
period 2025-03-31
FRACTYL HEALTH, INC.
filed 2025-05-13
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the number of shares of the registrant’s common stock outstanding was approximately 48,976,636.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our ability to continue as a going concern, business strategy (including our Strategic Reprioritization, as defined herein), prospective products or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim or final results, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We may not be able to submit investigational new drug applications (“INDs”) or IND amendments with the FDA, clinical trial applications (“CTAs”) or comparable documents with regulatory bodies in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,108	$67,464
Inventory	—	73
Prepaid expenses and other current assets	4,937	4,226
Total current assets	47,045	71,763
Restricted cash, long-term	4,255	4,255
Property and equipment, net	3,137	2,979
Right-of-use lease assets, operating	28,032	28,414
Other long-term assets	571	666
Total assets	$83,040	$108,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,479	$3,240
Accrued expenses and other current liabilities	12,330	11,579
Operating lease liabilities, current	4,992	4,956
Total current liabilities	18,801	19,775
Notes payable, long-term	29,385	30,162
Operating lease liabilities, long-term	27,048	27,382
Warrant liabilities, long-term	511	1,336
Other long-term liabilities	920	998
Total liabilities	76,665	79,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 48,920,221 shares issued and outstanding at March 31, 2025; 48,755,451 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	445,420	443,734
Accumulated deficit	(439,045)	(415,310)
Total stockholders’ equity	6,375	28,424
Total liabilities and stockholders’ equity	$83,040	$108,077

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$33
Cost of goods sold	—	19
Gross profit	—	14
Operating expenses:
Research and development	19,435	14,424
Selling, general and administrative	5,324	7,132
Total operating expenses	24,759	21,556
Loss from operations	(24,759)	(21,542)
Other income (expense), net:
Interest income, net	503	1,098
Change in fair value of notes payable	(283)	6,686
Change in fair value of warrant liabilities	825	10,446
Other expense, net	(21)	(10)
Total other income, net	1,024	18,220
Net loss and comprehensive loss	(23,735)	(3,322)
Accretion of dividends on convertible preferred stock	—	(1,737)
Net loss attributable to common stockholders	$(23,735)	$(5,059)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.17)
Weighted-average number of common shares outstanding, basic and diluted	48,865,468	29,736,911

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

(Unaudited)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	—	$-	48,755,451	$-	$443,734	$(415,310)	$28,424
Exercise of common stock options	—	—	164,770	—	280	—	280
Share-based compensation expense	—	—	—	—	1,406	—	1,406
Net loss	—	—	—	—	—	(23,735)	(23,735)
Balance at March 31, 2025	—	$—	48,920,221	$—	$445,420	$(439,045)	$6,375

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	77,994,156	$287,330	2,105,815	$-	$21,554	$(346,616)	$(325,062)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $11,223	—	—	7,433,332	—	100,277	—	100,277
Conversion of convertible preferred stock into common stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	133,987	—	163	—	163
Share-based compensation expense	—	—	—	—	5,217	—	5,217
Net loss	—	—	—	—	—	(3,322)	(3,322)
Balance at March 31, 2024	—	$—	47,896,908	$—	$434,116	$(349,938)	$84,178

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,735)	$(3,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	290	53
Non-cash interest expense	79	2
Non-cash operating lease expense	382	669
Loss on disposal of fixed assets	—	1
Stock-based compensation expense	1,406	5,217
Change in fair value of warrant liabilities	(825)	(10,446)
Change in fair value of notes payable, non-cash	(777)	(7,307)
Changes in operating assets and liabilities:
Accounts receivable	—	7
Inventory	73	—
Prepaid expenses and other current assets	(665)	(599)
Accounts payable	(1,761)	494
Accrued expenses and other current liabilities	780	2,854
Operating lease liabilities	(298)	599
Other long-term assets and liabilities	(28)	67
Net cash used in operating activities	(25,079)	(11,711)
Cash flows from investing activities:
Purchases of property and equipment	(448)	(1,059)
Net cash used in investing activities	(448)	(1,059)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	103,695
Proceeds from exercise of stock options	280	163
Payments related to offering costs	—	(2,854)
Principal payments on finance lease obligations	(109)	(2)
Net cash provided by financing activities	171	101,002
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,356)	88,232
Cash, cash equivalents and restricted cash at beginning of period	71,719	37,779
Cash, cash equivalents and restricted cash at end of period	$46,363	$126,011
Supplemental disclosure of cash flow information:
Interest paid	$1,094	$621
Payment for operating leases within operating activities	$1,306	$482
Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$46	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$—	$19,150
Reclassification of warrant liability to equity upon initial public offering	$—	$425
Finance lease right-of-use asset obtained in exchange for lease liability	$—	$427
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,418
Purchases of property and equipment included in accounts payable	$—	$20

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Fractyl Health, Inc. (the "Company") was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company then changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company focused on breaking the pattern of treatment of metabolic diseases, including obesity and type 2 diabetes ("T2D"). Despite advances in treatment over the last 50 years, obesity and T2D continue to be principal and rapidly growing drivers of morbidity and mortality. The Company believes the unmet need has shifted from short term weight loss and glucose control to durable metabolic health solutions without daily or weekly pharmacotherapy. The Company’s goal is to develop durable disease-modifying therapies that are designed to provide lasting metabolic health by targeting root causes of obesity and T2D – without lifelong treatment. The Revita DMR System ("Revita"), the Company’s lead product candidate, is an investigational outpatient procedural therapy designed to durably modify duodenal dysfunction, a major pathologic consequence of a high fat and high sugar diet, which can lead to obesity and T2D in humans. The Company is evaluating Revita in the REMAIN-1 pivotal study, which is designed to include three distinct patient cohorts: the REVEAL-1 Cohort, the REMAIN-1 Midpoint Cohort, and the REMAIN-1 Pivotal Cohort. The REVEAL-1 Cohort is an open-label cohort enrolling individuals with obesity who have lost at least 15% of their total body weight on a GLP-1 medication and who either need or choose to discontinue GLP-1 therapy. The REMAIN-1 Midpoint Cohort is a randomized, double-blind cohort of 45 participants to assess the potential of Revita to maintain weight loss after GLP-1 discontinuation. The REMAIN-1 Pivotal Cohort is a randomized, double-blind cohort of 315 participants to evaluate the safety and efficacy of Revita in maintaining weight loss. On January 31, 2025, the Company approved a strategic reprioritization (“Strategic Reprioritization”) pursuant to which it is prioritizing its REMAIN-1 pivotal study and advancing its Rejuva gene therapy platform. As part of this Strategic Reprioritization, the Company has paused additional investment in its Revita programs for T2D, including the REVITALIZE-1 pivotal study and the Germany Real-World Registry study. Rejuva is the Company's novel, locally administered, adeno-associated virus (“AAV”) delivered pancreatic gene therapy platform. The Company has a key near-term goal of advancing the lead product candidate in the platform, RJVA-001, which is targeting patients with inadequately controlled T2D, into first-in-human studies, subject to regulatory approval. Rejuva is designed to enable long term remission of T2D and obesity by durably reprogramming metabolic hormone function in the pancreatic islet cells. The Company believes Revita and Rejuva, if approved by relevant regulatory bodies, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interest of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

Initial Public Offering ("IPO")

On February 6, 2024, the Company completed its IPO, pursuant to which it issued and sold 7,333,333 shares of its common stock at a price to the public of $15.00 per share, resulting in gross proceeds of approximately $110.0 million and net proceeds of approximately $98.9 million, after deducting the underwriting discount of approximately $7.7 million and offering expenses of approximately $3.4 million.

On March 5, 2024, the Company issued an additional 99,999 shares of its common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares at the IPO public price of $15.00 per share, for additional gross proceeds of approximately $1.5 million and net proceeds of approximately $1.4 million, after deducting the underwriting discounts and commissions of approximately $0.1 million.

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

The Company has a history of operating losses and had an accumulated deficit of $439.0 million as of March 31, 2025. The Company has financed its operations to date primarily through sales of its convertible preferred stock, sales of its common stock in the IPO and debt financings. Management expects continuing operating losses in the future. As of March 31, 2025, the Company had available cash and cash equivalents of $42.1 million, which is not sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. Without additional financing, the Company will not be able to comply with the minimum liquidity covenant related to the 2023 Notes. The Company expects to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies which could curtail or delay its current operating plans. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 3, 2025. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates relied upon in preparing these condensed consolidated financial statements include, but are not limited to, the fair value of common stock warrants, the fair value of notes payable, the fair value of stock-based awards, the incremental borrowing rate for lease accounting and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

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

The Company uses the Black-Scholes option pricing model, which incorporates assumptions and estimates, to measure the fair value of its option awards on the date of grant of each stock option award. The Company considers the fair value of its common stock to be equal to the closing price of its common stock traded on the Nasdaq Global Market. Due to the limited company-specific historical and implied volatility information available to the Company, the expected stock volatility used in the option pricing model was based on an analysis of reported data for a publicly traded peer group of companies that granted options with substantially similar terms and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term assumption for employee grants is determined by using the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is based on the rate of the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are accounted for as they occur.

Recently Adopted Accounting Pronouncements

The Company has not adopted any accounting pronouncements during the three months ended March 31, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to provide more detailed and disaggregated information about significant expense categories, such as purchases of inventory, employee compensation, depreciation and amortization and selling expenses. This new standard, including related updates, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its consolidated financial statements, including its footnote disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$30,469	$—	$—	$30,469
	$30,469	$—	$—	$30,469
Liabilities:
Warrant liabilities, long-term	$—	$—	$511	$511
Notes payable, long-term	—	—	29,385	29,385
	$—	$—	$29,896	$29,896

	Fair Value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$38,295	$—	$—	$38,295
	$38,295	$—	$—	$38,295
Liabilities:
Warrant liabilities, long-term	$—	$—	$1,336	$1,336
Notes payable, long-term	—	—	30,162	30,162
	$—	$—	$31,498	$31,498

During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

See Note 5—"Notes Payable" for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—"Warrant Liabilities" for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll and payroll-related expenses	$2,877	$4,184
Research and development expenses	7,994	5,750
Professional fees and consulting services	964	814
Other current liabilities	495	831
	$12,330	$11,579

5. Notes Payable

2022 Convertible Notes

On January 11, 2022, the Company entered into a financing arrangement with certain lenders (the "2022 Lenders") in which the Company issued convertible promissory notes in exchange for an aggregate principal amount of $20.1 million (the "2022 Convertible Notes"). On July 11, 2023, the Company issued amended and restated convertible promissory notes to certain of the lenders (the "Continuing 2022 Lenders") in replacement of, but not in payment of, the remainder of the 2022 Convertible Notes. Following these amendments, $20.9 million in aggregate principal under the 2022 Convertible Notes remained outstanding and accrued interest at the rate of 10% per year until they were paid or converted in full.

In connection with entering into these amendments, the Company issued to the Continuing 2022 Lenders warrants to purchase shares of the Company’s common stock with par value of $0.00001 per share. The warrants were recorded as part of the warrant liabilities on the condensed consolidated balance sheet.

Upon the closing of the IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes were converted into 1,841,321 shares of the Company’s common stock at a conversion price of $12.00 per share. The 2022 Convertible Notes were marked to market to its fair value as of the time of the conversion before being reclassified to equity.

2023 Notes

On September 7, 2023, the Company entered into a credit agreement with certain lenders (the "2023 Lenders") that provides for term loans in an aggregate principal amount of $45.0 million (the "Applicable Commitments") in two tranches (the "2023 Notes"). The first tranche with a principal amount of $30.0 million was extended on September 7, 2023. The second tranche with a principal amount of $15.0 million would have been extended upon the Company’s achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20.0 million that may be extended to the Company, subject to the lenders’ prior written consent in their sole discretion. Due to a shift in business strategy expansion to include the weight maintenance study, the Company decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind (the "PIK interest") and added to the outstanding principal amount of the loans. Beginning September 30, 2026, the Company is required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the credit agreement, the first principal payment date can be extended to September 30, 2027, at the Company's option, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. During 2024, the Company achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, the Company is required to make an additional payment to the 2023 Lenders a 6.0% fee (the "Exit Fee") over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total Applicable Commitments of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

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

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes (in thousands):

Fair Value
Balance as of December 31, 2024	$30,162
Increase in fair value	283
Payment of interest	(1,060)
Balance as of March 31, 2025	$29,385

The 2023 Notes are subject to specific financial covenants, which include a minimum liquidity covenant that requires the Company to maintain a minimum $10.0 million balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the 2023 Notes also contain customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of March 31, 2025, the Company was in compliance with the financial covenants and other terms of the arrangement.

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

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the "July 2023 Warrants"). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20.9 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through March 31, 2025.

The fair value of the July 2023 Warrants at issuance was $9.9 million and was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

March 31,
2025
Risk-free interest rate	4.1%
Expected term (in years)	8.3
Expected volatility	59%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants (in thousands):

Fair Value
Balance as of December 31, 2024	$1,169
Decrease in fair value	(720)
Balance as of March 31, 2025	$449

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the "September 2023 Warrants"). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4.2 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through March 31, 2025.

The fair value of the September 2023 Warrants at issuance was $2.6 million and was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

March 31,
2025
Risk-free interest rate	4.1%
Expected term (in years)	8.4
Expected volatility	59%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants (in thousands):

Fair Value
Balance as of December 31, 2024	$167
Decrease in fair value	(105)
Balance as of March 31, 2025	$62

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of March 31, 2025 (in thousands):

2025 (Remaining)	$4,373
2026	5,979
2027	5,817
2028	5,735
2029	5,907
Thereafter	28,860
Total future minimum lease payments	56,671

Please see Note 7—"Leases" in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Company's material lease agreements.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

8. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's Board approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of March 31, 2025.

Common Stock

As of December 31, 2023, the Company’s then effective certificate of incorporation, as amended and restated, authorized the Company to issue 107,000,000 shares of $0.00001 par value common stock. On January 26, 2024, the Company's Board approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 300,000,000 shares of common stock at $0.00001 par value per share.

9. Stock-Based Compensation

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan, as amended, (the "2011 Plan") provided for the Company to grant restricted stock, restricted stock units, incentive stock options and nonqualified stock options with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. Incentive stock options could only be granted to employees. The 2011 Plan is administered by the Board, or at the discretion of the Board, by a committee of the Board. The exercise prices, vesting schedules and other restrictions of awards were determined at the discretion of the Board or by a committee of the Board if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of stock option could not be greater than ten years. Upon the effective date of the 2024 Incentive Award Plan, as discussed below, the Company ceased granting equity awards under the 2011 Plan.

2024 Incentive Award Plan

On January 26, 2024, the Company's Board adopted the 2024 Incentive Award Plan (the "2024 Plan"), which became effective on February 1, 2024. The 2024 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, stock appreciation rights and other stock or cash-based awards with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is administered by the Board, or at the discretion of the Board, by a committee of the Board. The exercise prices, vesting schedules and other restrictions on awards are determined at the discretion of the Board or by a committee of the Board if so delegated, except that the term of any stock option may not be greater than ten years. The number of shares of the Company's common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares plus the number of shares subject to awards outstanding under the 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. There were 3,781,460 and 2,275,046 shares available for future grant under the 2024 Plan as of March 31, 2025 and December 31, 2024, respectively.

2024 Employee Stock Purchase Plan

On January 26, 2024, the Company's Board adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP Plan"), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 ESPP Plan was 487,070 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. The Company has not issued any shares under the 2024 ESPP Plan since it became effective.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$568	$1,975
Selling, general and administrative	838	3,242
	$1,406	$5,217

During the three months ended March 31, 2025, the Company granted to its employees, directors and consultants stock options to purchase a total of 2,110,991 shares of common stock.

10. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	11,092,400	10,634,230
Outstanding restricted stock units	22,500	604,509
Common stock warrants	161,616	161,616
Total	11,276,516	11,400,355

The table presented above does not include the number of shares that may be issued upon exercises of the common stock warrants issued in connection with the 2022 Convertible Notes and the 2023 Notes because the number of shares to be issued under these warrants are variable based on a variable exercise price at the warrant holders' option.

11. Segment Information

The Company has identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The Company's Chief Executive Officer (“CEO”) is the CODM.

The Company's CODM views specific categories within research and development expenses and selling, general and administrative expenses in total as significant given the direct correlation between cash burn and profitability as a pre-commercial company. The following table reconciles reported revenues to net loss under the significant expense principle for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$—	$33
Less:
Cost of goods sold	—	19
Research and development:
Revita direct program expenses	6,754	4,634
Rejuva direct program expenses	3,217	710
Indirect expenses	2,013	2,372
Personnel-related expenses	7,451	6,708
Total research and development expenses	19,435	14,424
Selling, general and administrative	5,324	7,132
Total other income, net	1,024	18,220
Segment net loss	$(23,735)	$(3,322)

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

Business Overview

We are a metabolic therapeutics company focused on breaking the pattern of treatment of metabolic diseases, including obesity and type 2 diabetes ("T2D"). We aim to develop durable disease-modifying therapies that are designed to provide long-term maintenance of metabolic health without requiring lifetime treatment by targeting the organ-level root causes of obesity and T2D.

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our product candidates. The Revita DMR System ("Revita") is approved in Europe under a Conformitè Europëenne ("CE mark") and has received reimbursement authorization through NUB in Germany for the treatment of T2D. In the first half of 2023, we initiated a limited commercial pilot in a single center in Dusseldorf, Germany.

We are evaluating Revita in the REMAIN-1 pivotal study, which is designed to include three distinct patient cohorts:

(1) REVEAL-1 Cohort: an open-label cohort enrolling individuals with obesity who have lost at least 15% of their total body weight on a GLP-1 medication and who either need or choose to discontinue GLP-1 therapy. After stopping the GLP-1 drug, participants receive Revita treatment in an open-label setting and take part in a structured diet and lifestyle program. REVEAL-1 is designed to provide early, real-world insights on how Revita performs after GLP-1 discontinuation.

(2) REMAIN-1 Midpoint Cohort: a randomized, double-blind cohort of 45 participants to assess the potential of Revita to maintain weight loss after GLP-1 discontinuation. Participants are individuals with obesity who have not yet taken GLP-1 drugs, are initiated on tirzepatide at the time of enrollment, and treated with the drug to achieve at least 15% total body weight loss. Participants then discontinue tirzepatide and are randomized to undergo either Revita or a sham procedure with a 2:1 treatment allocation. The initial efficacy analysis will be conducted after approximately 45 subjects have completed 12 weeks of follow-up. The randomized Midpoint Cohort serves as an important early randomized readout to assess Revita’s potential to maintain weight loss after GLP-1 discontinuation.

(3) REMAIN-1 Pivotal Cohort: a randomized, double-blind cohort of 315 participants to evaluate the safety and efficacy of Revita in maintaining weight loss. The first co-primary endpoint is defined as the percent of total body weight regain from the time of tirzepatide discontinuation in Revita versus sham patients through 6-month follow up. The primary objective is to demonstrate a benefit of Revita versus sham for weight maintenance after GLP-1 discontinuation. The second co-primary endpoint evaluates a responder rate among the Revita treated participants at 1 year to demonstrate the durability of the Revita procedure for weight maintenance after discontinuation of a GLP-1 based therapy.

We have completed enrollment of the REMAIN-1 Pivotal Cohort ahead of schedule. We expect to complete randomization of 315 participants to Revita versus sham in the first half of 2026, with 6-month primary endpoint data anticipated in the second half of 2026.

In addition, we are developing Rejuva, a gene therapy platform which is designed to enable long-term remission of T2D and obesity by durably reprogramming metabolic hormone function in the pancreatic islet cells. We have completed key preclinical in vivo studies to support a CTA for RJVA-001, a locally administered AAV9 viral vector with a transgene designed to express human GLP-1 hormone from an insulin promoter in a nutrient-responsive manner, for the treatment of

T2D, and achieved regulatory alignment with European authorities in the first quarter of 2025 on our planned first-in-human study design and patient population. In June 2025, we plan to submit our first CTA module to regulators for RJVA-001, with additional filings following shortly thereafter. Pending regulatory authorization, we expect to dose our first patients with RJVA-001 and to report preliminary data in 2026, which we believe could lead to a potentially first-in-class, smart, durable gene therapy designed to reprogram the pancreas to deliver natural metabolic control.

On January 31, 2025, we approved a Strategic Reprioritization pursuant to which we are prioritizing our REMAIN-1 pivotal study and advancing Rejuva into first-in-human studies in T2D, and have paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. For the REVITALIZE-1 study, participants with inadequately controlled T2D, who are on at least one glucose lowering agent ("GLA") and previously randomized, will continue to be followed per protocol to 48 weeks. Participants randomized to the sham arm will be offered an opportunity to receive the Revita DMR procedure (crossover) once unblinded. Participants who crossover and undergo the Revita DMR procedure are being followed per protocol. We are following the existing participants in the Germany Real-World Registry per protocol and continue to report on clinical, health economic, and patient-relevant outcomes from this study on an ongoing basis.

We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our IPO and debt financings.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the three months ended March 31, 2025 and 2024, we incurred net losses of $23.7 million and $3.3 million, respectively. As of March 31, 2025, we had an accumulated deficit of $439.0 million. As discussed further in Liquidity and Capital Resources—Funding Requirements and Going Concern, substantial doubt exists about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Recent Developments

Ongoing REMAIN-1 Pivotal Study

(1) REVEAL-1 Cohort: in January 2025, we reported positive preliminary results from the REVEAL-1 Cohort. In April 2025, we announced additional positive early data from the REVEAL-1 Cohort. At the time of the announcement, 15 participants had been treated with Revita, with 1-month follow-up data available for the first 7 participants. There were not any safety or tolerability concerns reported in the 15 participants treated to date, consistent with Revita’s favorable safety profile from pooled data across more than 100 treated participants. At 1-month post-procedure, 7 participants experienced an average weight regain of just 1.2%, compared to the ~3% typically observed at this time period after GLP-1 discontinuation based on prior clinical studies. We anticipate presenting incremental 3-month data in June 2025 for the REVEAL-1 Cohort which we believe will provide additional early validation of Revita’s potential.

(2) REMAIN-1 Midpoint Cohort: we have completed enrollment of the 45 participants of the randomized REMAIN-1 Midpoint Cohort in the fourth quarter of 2024, and we remain on track to report the first randomized 3-month data from this cohort in the third quarter of 2025.

(3) REMAIN-1 Pivotal Cohort: we have completed enrollment of the REMAIN-1 Pivotal Cohort ahead of schedule. We expect to complete randomization of 315 participants to Revita versus sham in the first half of 2026, with 6-month primary endpoint data anticipated in the second half of 2026.

Rejuva

In the first quarter of 2025, we achieved alignment with European authorities on a patient population and study design for the RJVA-001 first-in-human study. Our primary focus will be to evaluate its safety and tolerability. The study is also designed to provide an early indication of its potential efficacy and help determine the optimal dose for a future Phase 3 study. We plan to investigate RJVA-001 in a patient population with uncontrolled T2D who are on a GLP-1 drug and between one and three other non-insulin GLAs.

In June 2025, we plan to submit our first CTA module to regulators for RJVA-001, with additional filings following shortly thereafter. Pending regulatory authorization, we expect to dose our first patients with RJVA-001 and to report preliminary data in 2026.

Components of our Condensed Consolidated Results of Operations

There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025 (our "Annual Report"), except as stated below.

The following table reflects our research and development expense, including direct program-specific expense summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Direct program-specific expenses:
Revita	$6,754	$4,634
Rejuva	3,217	710
Total direct program-specific expenses	9,971	5,344
Indirect expenses	2,013	2,372
Personnel-related expenses (including stock-based compensation)	7,451	6,708
Total research and development expenses	$19,435	$14,424

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

Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q as well as Note 2 to our audited financial statements as of and for the year ended December 31, 2024 included in our Annual Report. There have been no material changes to the accounting policies most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of operations contained in our Annual Report.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$—	$33	$(33)	(100.0%)
Cost of goods sold	—	19	(19)	(100.0%)
Gross profit	—	14	(14)	(100.0%)
Operating expenses:
Research and development	19,435	14,424	5,011	34.7%
Selling, general and administrative	5,324	7,132	(1,808)	(25.4%)
Total operating expenses	24,759	21,556	3,203	14.9%
Loss from operations	(24,759)	(21,542)	(3,217)	14.9%
Other income, net	1,024	18,220	(17,196)	(94.4%)
Net loss and comprehensive loss	$(23,735)	$(3,322)	$(20,413)	614.5%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the three months ended March 31, 2024 was related to our pilot commercial launch in Germany. As part of the Strategic Reprioritization, we paused our commercial efforts in Germany in the first quarter of 2025.

Research and Development Expenses

Research and development expenses increased by $5.0 million, or 34.7%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the advancements made in our Revita and Rejuva programs, as well as personnel-related expenses. Revita related expenses increased by $2.2 million primarily due to a $1.9 million increase in clinical expenses due to progress made in our REMAIN-1 study and a $0.7 million increase in device development and production costs, partially offset by a $0.6 million decrease in collaborative medical research expenditures. Rejuva-related expenditures increased by $2.5 million due to continued development in our Rejuva program, primarily due to a $1.8 million increase in gene therapy research and contract manufacturing expenses as well as a $0.6 million increase in device development effort. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $2.2 million as a result of our effort to bring certain clinical and scientific resources in house as well as severance expenses related to the Strategic Reprioritization. These expenses were partially offset by decreases in stock-based compensation and facility expenses. The stock-based compensation decrease of $1.4 million was primarily due to more restricted stock units outstanding in the first quarter of 2024 as well as performance-based awards granted in the first quarter of 2024 being recognized under an accelerated method. A reversal of stock compensation expenses was also recognized as a result of the cancelation of unvested awards of employees affected by the Strategic Reprioritization. Our allocated facility expenses decreased by $0.4 million primarily due to the expenses incurred when we moved into our new office and laboratory space in Burlington, MA in the first quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.8 million, or 25.4%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in stock-based compensation, partially offset by the increased professional services as well as personnel-related expenses. Stock-based compensation decreased by $2.4 million primarily due to more restricted stock units outstanding in the first quarter of 2024 as well as performance-based awards granted in the first quarter of 2024 being recognized under an accelerated method. Professional services expenses increased by $0.3 million primarily due to increased consulting costs as well as costs associated with the preparation of our Registration Statement on Form S-3 filed on March 3, 2025. Personnel-related expenses, including salaries, bonuses and other compensatory benefits, increased by $0.2 million compared with the first quarter of 2024 as a result of the expansion of our general and administrative workforce to support our operation as a public company.

Other Income, Net

Other income, net, of $1.0 million during the three months ended March 31, 2025 was primarily attributable to a $0.8 million gain from the change in fair value of warrant liabilities and $0.5 million of net interest income, partially offset by a $0.3 million loss from the change in fair value of the 2023 Notes. Other income, net, of $18.2 million during the three months ended March 31, 2024 was primarily attributable to a $10.4 million gain from the change in fair value of warrant liabilities, a $6.7 million gain from the change in fair value of the 2023 Notes and the 2022 Convertible Notes, as well as a $1.1 million net interest income.

Changes in fair value of warrant liabilities and changes in fair value of the 2022 Convertible Notes were mainly a result of the fluctuation of the value of the underlying shares of our common stock. Changes in fair value of the 2023 Notes were primarily driven by a combination of the fluctuation of market interest rates and the accrual of the interest on the notes payable. In addition, net interest income mainly represented interest earned from our cash deposits and the decrease in interest income was primarily driven by a combination of decreased deposit balances and lowered short-term interest rates.

Liquidity and Capital Resources

We manage our cash and capital structure to maintain our financial condition and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments.

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

The credit agreement, as amended, contains financial covenants including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of March 31, 2025, we were in compliance with the financial covenants and other terms of the arrangement.

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

As of March 31, 2025, the balance of the 2023 Notes was carried at its fair value of $29.4 million.

Registration Statement on Form S-3

On March 3, 2025, we filed with the SEC, and on March 13, 2025, we amended, a Registration Statement on Form S-3 (File No. 333-285522) (as amended, the “Registration Statement”). The Registration Statement contains a base prospectus, which covers the offering, issuance and sale by us of up to $300.0 million in the aggregate of the securities from time to time in one or more offerings, and a sales agreement prospectus supplement covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be offered, issued and sold from time to time under a sales agreement, dated March 3, 2025 with Jefferies LLC as sales agent.

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

To date, we have financed our operations primarily through sales of convertible preferred stock, sales of common stock in the IPO and debt financings. We have a history of operating losses and had an accumulated deficit of $439.0 million as of March 31, 2025.

Based on our current business plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2025, through multiple key clinical and regulatory milestones. As of March 31, 2025, we had cash and cash equivalents of $42.1 million and net working capital of $28.2 million, which is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. Without additional financing, we will not be able to comply with the minimum liquidity covenant related to our 2023 Notes. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(25,079)	$(11,711)
Net cash used in investing activities	(448)	(1,059)
Net cash provided by financing activities	171	101,002
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,356)	$88,232

Operating Activities

Cash used in operating activities of $25.1 million for the three months ended March 31, 2025 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $23.7 million adjusted for net non-cash expense of $0.6 million, primarily consisting of $1.4 million in stock-based compensation, $0.4 million non-cash operating lease expense and $0.3 million depreciation, offset by $0.8 million non-cash gain from the change in fair value of warrant liabilities and $0.8 million non-cash gain from the change in fair value of notes payable. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of 1.9 million.

Cash used in operating activities of $11.7 million for the three months ended March 31, 2024 was primarily driven by personnel-related expenses, including salaries, bonuses, and other compensatory benefits, and spending on our ongoing REVITALIZE-1 study, Rejuva-related research activities, as well as professional services related to our corporate and general administrative activities. Cash used in operating activities resulted primarily from our net loss of $3.3 million adjusted for net non-cash income of $11.8 million, primarily consisting of $7.3 million non-cash gain from the change in fair value of notes payable, and $10.4 million non-cash gain from the change in fair value of warrant liabilities, offset by $5.2 million in stock-based compensation and $0.7 million of non-cash operating lease expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $3.4 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 were related to the purchase of property and equipment. The decrease in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 was primarily due to our spending on leasehold improvement, office furniture and information technology equipment as we moved into our new office and laboratory space in Burlington, MA in the first quarter of 2024.

Financing Activities

Cash provided by financing activities of $0.2 million for the three months ended March 31, 2025 was primarily driven by the proceeds of $0.3 million from stock option exercises, partially offset by $0.1 million of principal payments made on finance lease obligations.

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

As of March 31, 2025, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of March 31, 2025, our future contractual commitments for our leases were $56.7 million, of which $55.4 million were related to our operating leases. For additional information on our leases and timing of future payments, please see Note 7— "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medical device and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a metabolic therapeutics company with a limited operating history in developing medical devices and biopharmaceutical products, which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale in the United States and have not generated any revenue from product sales. We received CE mark for Revita in Europe, following its European Certification in 2016, and have received reimbursement authorization through NUB in Germany for the treatment of T2D. To date, we have devoted substantially all of our resources and efforts to increasing our manufacturing capacity, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking preclinical and clinical studies of our product candidates, including the ongoing REMAIN-1 pivotal clinical study of Revita. On January 31, 2025, we announced that pursuant to our Strategic Reprioritization we have paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We have not yet demonstrated our ability to successfully complete any pivotal clinical studies, submit a Premarket Approval application ("PMA"), a new drug application ("NDA"), or biologic license application ("BLA"), or similar marketing authorization application, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new medical devices and biopharmaceutical products than it could be if we had a longer operating history.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our IPO and debt financing. We have incurred a net loss of approximately $23.7 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $439.0 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate,

Revita, is currently undergoing the REMAIN-1 pivotal clinical study, a randomized, double-blind trial of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy and wish to discontinue their GLP-1 therapy without weight regain. On January 31, 2025, we announced that pursuant to our Strategic Reprioritization, we have paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We expect that it will be several years, if ever, before we have a commercialized product in the United States and generate significant revenue from product sales. Even if we succeed in receiving marketing approval or certification for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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
•
operate as a public company.

To date, we have generated revenue from our pilot commercial launch of Revita in Germany, in which additional investment has been paused. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and clinical studies of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate any revenue in the United States or revenue that is significant enough to achieve profitability.

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

As of March 31, 2025, we had approximately $42.1 million in cash and cash equivalents, which is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. In addition, we will not be able to comply with the minimum liquidity covenant related to the 2023 Notes without additional financing. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement additional or new cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

On January 31, 2025, we approved a Strategic Reprioritization, pursuant to which we:

•
are prioritizing our REMAIN-1 pivotal study;
•
are advancing Rejuva; and
•
have paused additional investment in our Revita programs for T2D, consisting of the REVITALIZE-1 study and the Germany Real-World Registry study.

As part of the Strategic Reprioritization, we streamlined resources, including a workforce reduction impacting 22 employees, or approximately 17% of our workforce. We anticipate the Strategic Reprioritization will be substantially implemented by the second quarter of 2025. Based on our current business plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2025, through multiple key clinical and regulatory milestones.

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

We plan to use our existing cash and cash equivalents to fund the ongoing REMAIN-1 pivotal clinical study of Revita; fund the continued preclinical and clinical development of our Rejuva gene therapy candidate RJVA-001; follow the existing participants in the REVITALIZE-1 pivotal clinical study of Revita per protocol; follow the Germany Real-World Registry study participants per protocol; and for working capital and other general corporate purposes, including medical education and other commercial readiness activities. Advancing the development of our product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development and commercialize our product candidates, if approved (or certified).

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. Additionally, changing trade policies and geopolitical disputes and other international conflicts have resulted in increased tariffs, sanctions and other measures that restrict international trade, and may materially adversely affect our business, particularly if these measures affect regions where manufacturing and product development activities take place or raw materials are sourced. For example, tensions between the United States and other countries have led to a series of tariffs being imposed by the United States and those countries, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches on certain products, industries or companies could significantly impact our development and commercialization efforts. The U.S. government has recently imposed tariffs on certain foreign goods, and some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in other retaliatory actions by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of March 31, 2025, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

The research, testing, manufacturing, labeling, approval, certification, selling, import, export, marketing, and distribution of medical devices and biopharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in and outside the United States. We are currently in clinical-stage development of Revita, which is an investigational medical device, and are conducting preclinical and expect to initiate clinical development of our Rejuva candidate RJVA-001 along with a device delivery system, which together with the gene therapy candidate, we anticipate will be regulated as a combination biologic-device in the United States.

In the United States, before we can market a new medical device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FDCA"), or approval of a PMA application, from the FDA, unless an exemption applies. We expect Revita to be subject to the requirement for approval of a PMA application. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices. We plan to seek approval of a PMA from the FDA for the Revita DMR procedure for weight maintenance and to improve glycemic control.

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

To the extent we intend to sell medical devices in member states of the European Union, or EU, our products must comply with the general safety and performance requirements of the Medical Devices Regulation, or MDR (Regulation (EU) No 2017/745), which repeals and replaces the Medical Devices Directive, or the MDD. Compliance with these requirements is a prerequisite to be able to affix the European conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the technical file and the manufacturer’s quality system (notified bodies must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements), design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues an EU certificate, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. See Part I, Item 1. Business—Government Regulations—Regulation of Medical Devices in the European Union in our Annual Report for more information.

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
•
failure to perform clinical studies in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
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

We are currently engaging in clinical studies that involve clinical sites in the United States and EU. We could also in the future plan to conduct one or more future clinical studies of our product candidates outside the United States, including in Europe and Australia. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities or notified bodies may be subject to certain conditions or may not be accepted at all. In cases where data from clinical studies conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such clinical studies were conducted pursuant to an IND or IDE, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the studies were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, if the applicable clinical studies were not otherwise subject to an IND or IDE, the FDA will not accept the data as support for an application for regulatory approval unless the study was well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority or notified body will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable regulatory authority or notified body does not accept such data, it would result in the need for additional studies, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Many private payors currently base their reimbursement policies on the coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services ("CMS"), which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed with our products, if approved, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for the procedures performed with our products in an adequate amount, if at all. A Medicare national or local coverage decision denying coverage for our products or for procedures using our products could result in private and other third-party payors also denying coverage for our products or procedures using our products. Third-party payors also may deny reimbursement for our products or procedures using our products if they determine that a product used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payors underscore the uncertainty that our product face in the market and could have a material adverse effect on our business.

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

The ability of the FDA, similar foreign regulatory authorities and notified bodies to review and authorize or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the European Medicines Agency, or the EMA, following its relocation to Amsterdam and corresponding staff changes, may also slow the time necessary for new products or modifications to cleared or approved products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the

FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

Our future success is dependent on our ability to timely advance and complete clinical studies, obtain marketing approval or certification for and successfully commercialize Revita. In 2016, Revita was CE marked under the MDD. The certificate was renewed under the MDD on March 8, 2021. We are investing significant efforts and financial resources in the research and development of Revita as well as our Rejuva gene therapy candidates. As part of our Strategic Reprioritization, we are prioritizing our REMAIN-1 pivotal study, advancing Rejuva, and have paused additional investment in our Revita programs for T2D, including the REVITALIZE-1 study and the Germany Real-World Registry study. Revita will require additional clinical development, evaluation of clinical manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales in the United States. We are not permitted to market or promote Revita or any other product candidate, before we receive marketing approval or certification from the FDA or comparable foreign regulatory authorities or notified bodies, and we may never receive such marketing approvals or certifications.

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

We have never obtained marketing approval for a product candidate in the United States. It is possible that the FDA may refuse to accept for substantive review any PMA application, BLA or similar applications that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. We believe our proposed approach for people living with obesity or T2D through the Revita DMR procedure and our Rejuva gene therapy candidates is novel and, as a result, the process for, and the outcome of, our efforts to seek FDA approval is especially uncertain. If the FDA does not accept or approve any PMA application or BLA we may submit for our product candidates, the FDA may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any PMA application or BLA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our PMA applications or BLAs.

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

Commercialization of Revita, our Rejuva gene therapy candidates, and any of our other future product candidates in the United States and other jurisdictions in which we intend to pursue marketing approval or certification for such product candidates is a key element of our strategy. To be commercially successful, we must establish through clinical studies and convince physicians, hospitals and other healthcare providers, as well as potential patients, that the Revita DMR procedure and our Rejuva gene therapy candidates are superior and attractive alternatives to currently available treatment options. Acceptance of our Rejuva gene therapy candidates and the Revita DMR procedure depends on establishing their safety and effectiveness, including the Revita DMR procedure’s durability in treating obesity or T2D, and educating our target audience about their distinct characteristics, potential benefits, safety and ease-of-use. If we are not successful in establishing safety, effectiveness and ease of use, and conveying that our product candidates, if approved or certified, or the procedures and treatment they enable, provide superior results compared to existing technologies, practices and/or therapies, or that these product candidates improve patient outcomes, we may experience reluctance or refusal on the part of physicians, hospitals and other healthcare providers to accept and order, and third-party payors to pay for the treatment or procedures performed with, our product candidates, or patients may elect not to undergo the Revita DMR procedure or take our Rejuva gene therapy candidates.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of sub-assembly components for Revita, for the device component of the Rejuva product and for the materials for our Rejuva gene therapy platform for preclinical and clinical studies under the guidance of members of our organization. We do not have long-term supply agreements. We currently manage the final assembly and testing of Revita at our headquarters located in Burlington, Massachusetts, except for the sterilization of the Revita DMR single-use disposable components, including the Revita DMR catheter, and the device component of the Rejuva product, which are outsourced to a third party. Furthermore, the materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical studies. For example, the extent to which any future public health crises, including epidemics and pandemics, such as COVID-19, impact our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the disease and the actions undertaken to contain the disease or treat its effects. Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures affect regions where manufacturing and product development activities take place or raw materials are sourced. See "Risks Related to Our Financial Condition and Capital Requirements—Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the conflict between Israel and Hamas, and recent bank failures affecting the financial services industry, have affected and could further adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical studies."

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

We do not have redundant facilities. We currently perform substantially all of our research and development, manufacturing and back office activity and maintain most of our raw material and finished goods inventory in a single location in Burlington, Massachusetts. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product candidates, may result in the inability to manufacture our product candidates during such periods and the delay of our ongoing or future clinical studies, including our ongoing REMAIN-1 pivotal clinical study of Revita, and potential future clinical study of RJVA-001. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

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

We currently have a small market development team. In order to commercialize any product candidates, if approved, we must build marketing, sales, reimbursement and market access, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks. Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval or certification to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or certification or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

In order to successfully implement our plans and strategies, including our Strategic Reprioritization, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of April 30, 2025, we have 109 full-time employees, including 80 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part, on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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
•
the impact of the COVID-19 pandemic, or any future public health crises, including epidemics and pandemics, and actions taken to slow their spread; and
•
general economic, geopolitical industry and market conditions.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72% of our voting stock. Therefore, these stockholders are able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of March 31, 2025, we had outstanding a total of 48,920,221 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. Subject to applicable securities law restrictions, the shares previously subject to lock-up agreements in connection with our IPO are now able to be sold in the public market. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

The holders of approximately 38,518,563 shares of our common stock as of the effective date of our IPO, which was approximately 79% of our outstanding shares as of March 31, 2025 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (including additional shares of our common acquired by such holders after the IPO, subject to the terms of our fifth amended and restated investors’ rights agreement) or to include such shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market.

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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•
establish a classified board so that not all members of our board of directors (the "Board") are elected at one time;
•
permit only the Board to establish the number of directors and fill vacancies on our Board;
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
•
prohibit cumulative voting;
•
authorize our Board to amend the bylaws;
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

These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Fractyl Health, Inc.

Date: May 13, 2025	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D., Ph.D.
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Lisa A. Davidson
Lisa A. Davidson
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)