Form 10-Q
period 2025-06-30
FRACTYL HEALTH, INC.
filed 2025-08-12
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the number of shares of the registrant’s common stock outstanding was approximately 50,289,014.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our ability to continue as a going concern, business strategy (including our Strategic Reprioritization, as defined herein), prospective products or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim or final results, product approvals, communications with or submissions to the U.S. Food and Drug Administration (the "FDA"), research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, the anticipated use of or impact of the net proceeds from the August 2025 Offering, the Company’s ability to seek or obtain stockholder approval in relation to the Tranche B Warrants, and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the status, breadth and strength of our intellectual property portfolio and its ability to protect our innovations;
•
our ability to obtain patent coverage for our products;
•
our ability to successfully defend litigation and other similar complaints and to establish and maintain intellectual property rights covering our products;
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
•
We may not be able to submit investigational device exemptions ("IDEs") or IDE supplements or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
•
We may not be able to submit investigational new drug applications ("INDs") or IND amendments with the FDA, clinical trial applications ("CTAs") or comparable documents with regulatory bodies in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
•
We are substantially dependent on the success of our lead product candidate, Revita, and our product candidate Rejuva. If we are unable to obtain marketing approval or certification for and commercialize any of our current or future product candidates in a timely manner, our business will be harmed;
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

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	8
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	9
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	10
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	11
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	98
Item 5.	Other Information	98
Item 6.	Exhibits	99
	Signatures	100

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$22,291	$67,464
Inventory	—	73
Prepaid expenses and other current assets	4,397	4,226
Total current assets	26,688	71,763
Restricted cash, long-term	4,255	4,255
Property and equipment, net	2,965	2,979
Right-of-use lease assets, operating	27,640	28,414
Other long-term assets	458	666
Total assets	$62,006	$108,077
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,911	$3,240
Accrued expenses and other current liabilities	12,892	11,579
Operating lease liabilities, current	5,029	4,956
Total current liabilities	21,832	19,775
Notes payable, long-term	29,985	30,162
Operating lease liabilities, long-term	26,704	27,382
Warrant liabilities, long-term	859	1,336
Other long-term liabilities	838	998
Total liabilities	80,218	79,653
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 49,917,791 shares issued and outstanding at June 30, 2025; 48,755,451 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	448,722	443,734
Accumulated deficit	(466,934)	(415,310)
Total stockholders’ equity (deficit)	(18,212)	28,424
Total liabilities and stockholders’ equity (deficit)	$62,006	$108,077

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$43	$—	$76
Cost of goods sold	—	24	—	43
Gross profit	—	19	—	33
Operating expenses:
Research and development	21,151	16,762	40,586	31,186
Selling, general and administrative	4,928	6,242	10,252	13,374
Total operating expenses	26,079	23,004	50,838	44,560
Loss from operations	(26,079)	(22,985)	(50,838)	(44,527)
Other income (expense), net:
Interest income, net	226	1,375	729	2,473
Change in fair value of notes payable	(1,673)	(304)	(1,956)	6,382
Change in fair value of warrant liabilities	(348)	4,703	477	15,149
Other expense, net	(15)	(18)	(36)	(28)
Total other income (expense), net	(1,810)	5,756	(786)	23,976
Net loss and comprehensive loss	(27,889)	(17,229)	(51,624)	(20,551)
Accretion of dividends on convertible preferred stock	—	—	—	(1,737)
Net loss attributable to common stockholders	$(27,889)	$(17,229)	$(51,624)	$(22,288)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.36)	$(1.05)	$(0.57)
Weighted-average number of common shares outstanding, basic and diluted	49,042,926	47,899,349	48,952,525	38,818,130

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

(Unaudited)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	—	$—	48,755,451	$—	$443,734	$(415,310)	$28,424
Exercise of common stock options	—	—	164,770	—	280	—	280
Share-based compensation expense	—	—	—	—	1,406	—	1,406
Net loss	—	—	—	—	—	(23,735)	(23,735)
Balance at March 31, 2025	—	$—	48,920,221	$—	$445,420	$(439,045)	$6,375
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $188	—	—	997,404	—	1,517	—	1,517
Exercise of common stock options	—	—	166	—	—	—	—
Share-based compensation expense	—	—	—	—	1,785	—	1,785
Net loss	—	—	—	—	—	(27,889)	(27,889)
Balance at June 30, 2025	—	$—	49,917,791	$—	$448,722	$(466,934)	$(18,212)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	77,994,156	$287,330	2,105,815	$—	$21,554	$(346,616)	$(325,062)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $11,223	—	—	7,433,332	—	100,277	—	100,277
Conversion of convertible preferred stock into common stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	133,987	—	163	—	163
Share-based compensation expense	—	—	—	—	5,217	—	5,217
Net loss	—	—	—	—	—	(3,322)	(3,322)
Balance at March 31, 2024	—	$—	47,896,908	$—	$434,116	$(349,938)	$84,178
Exercise of common stock options	—	—	16,327	—	16	—	16
Share-based compensation expense	—	—	—	—	3,790	—	3,790
Net loss	—	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2024	—	$—	47,913,235	$—	$437,922	$(367,167)	$70,755

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,624)	$(20,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	560	245
Non-cash interest expense	155	38
Non-cash operating lease expense	774	1,131
Loss on disposal of fixed assets	—	1
Stock-based compensation expense	3,191	9,007
Change in fair value of warrant liabilities	(477)	(15,149)
Change in fair value of notes payable, non-cash	(177)	(7,634)
Changes in operating assets and liabilities:
Inventory	73	9
Prepaid expenses and other current assets	(171)	(1,686)
Accounts payable	671	1,534
Accrued expenses and other current liabilities	1,394	1,062
Operating lease liabilities	(605)	1,617
Other long-term assets and liabilities	(42)	(72)
Net cash used in operating activities	(46,278)	(30,448)
Cash flows from investing activities:
Purchases of property and equipment	(546)	(1,319)
Net cash used in investing activities	(546)	(1,319)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	103,695
Payments related to initial public offering costs	—	(2,854)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,592	—
Proceeds from exercise of stock options	280	179
Principal payments on finance lease obligations	(221)	(23)
Net cash provided by financing activities	1,651	100,997
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,173)	69,230
Cash, cash equivalents and restricted cash at beginning of period	71,719	37,779
Cash, cash equivalents and restricted cash at end of period	$26,546	$107,009
Supplemental disclosure of cash flow information:
Interest paid	$2,133	$1,252
Payment for operating leases within operating activities	$2,611	$482
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$—	$19,150
Reclassification of warrant liability to equity upon initial public offering	$—	$425
Finance lease right-of-use asset obtained in exchange for lease liability	$—	$1,409
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,418
Purchases of property and equipment included in accounts payable	$—	$200

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Fractyl Health, Inc. (the "Company" or "Fractyl") was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company then changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company pioneering pattern-breaking treatments for metabolic diseases, including obesity and type 2 diabetes ("T2D"). Despite advances in treatment over the last 50 years, obesity and T2D continue to be principal and rapidly growing drivers of morbidity and mortality in the 21st century. The Company believes the unmet need has shifted from short term weight loss and glucose control to durable metabolic health solutions without daily or weekly pharmacotherapy. The Company’s goal is to transform metabolic disease treatment from chronic symptomatic management to durable disease-modifying therapies that target the organ-level root causes of disease.

Revita

The Revita DMR System ("Revita") is based on the Company’s insights surrounding the potential role of the gut in obesity. Revita is designed to remodel the duodenal lining via hydrothermal ablation (i.e. duodenal mucosal resurfacing) to reverse damage to intestinal nutrient sensing and signaling mechanisms caused by chronic high-fat and high-sugar diets that are a root cause of metabolic disease. In the U.S., Revita is for investigational use only. Revita has U.S. FDA Breakthrough Device designation in weight maintenance for people with obesity who discontinue GLP-1 based drugs. The Company is evaluating Revita in the REMAIN-1 pivotal study, which is designed to include three distinct patient cohorts: the REVEAL-1 Cohort, the REMAIN-1 Midpoint Cohort, and the REMAIN-1 Pivotal Cohort. The REVEAL-1 Cohort is an open-label cohort of individuals with obesity who have lost at least 15% of their total body weight on a GLP-1 medication and who either need or choose to discontinue GLP-1 therapy. The REMAIN-1 Midpoint Cohort is a randomized, double-blind cohort of 45 participants to assess the potential of Revita to maintain weight loss after GLP-1 discontinuation. The REMAIN-1 Pivotal Cohort is a randomized, double-blind cohort of 315 participants to evaluate the safety and efficacy of Revita in maintaining weight loss. Pursuant to the Company's Strategic Reprioritization, Fractyl has paused additional investment in the REVITALIZE-1 clinical study of Revita for T2D and the Germany Real-World Registry study. The Company continues to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis.

Rejuva

Rejuva is the Company's novel, locally administered, adeno-associated virus (“AAV”) delivered pancreatic gene therapy platform. Rejuva leverages advanced delivery systems and proprietary screening methods to identify and develop metabolically active gene therapy candidates targeting the pancreas. The Rejuva program aims to transform the management of metabolic diseases by offering novel, disease-modifying therapies that address the underlying root causes of disease. The Company has a key near-term goal of advancing the lead product candidate in the platform, RJVA-001, which is targeting patients with inadequately controlled T2D, into first-in-human studies, subject to regulatory approval. Rejuva is designed to enable long term remission of T2D and obesity by durably reprogramming metabolic hormone function in the pancreatic islet cells.

The Company believes Revita and Rejuva, if approved by relevant regulatory bodies, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interest of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

Initial Public Offering ("IPO")

On February 6, 2024, the Company completed its IPO, pursuant to which it issued and sold 7,333,333 shares of its common stock at a price to the public of $15.00 per share, resulting in net proceeds of approximately $98.9 million, after deducting the underwriting discount and commissions as well as related offering expenses.

On March 5, 2024, the Company issued an additional 99,999 shares of its common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares at the IPO public price of $15.00 per share, resulting in additional net proceeds of approximately $1.4 million, after deducting the underwriting discounts and commissions.

S-3 Registration Statement

On March 3, 2025, the Company filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), which was subsequently amended on March 13, 2025 (as amended, the “S-3 Registration Statement”). The S-3 Registration Statement became effective on March 18, 2025. It contains a base prospectus, which covers the offering, issuance and sale of up to $300.0 million in the aggregate of the securities from time to time in one or more offerings.

At-The-Market Offering

Concurrently with the filing of the S-3 Registration Statement, the Company filed a sales agreement prospectus supplement under an at-the-market offering (the "ATM" Offering) covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company's common stock that may be offered, issued and sold from time to time. During the six months ended June 30, 2025, the Company issued and sold 997,404 shares of its common stock under the ATM Offering at a weighted average price of $1.71 per share, resulting in net proceeds of approximately $1.6 million, after deducting the underwriting discount and commissions as well as related offering expenses. In July 2025, the Company issued and sold an additional 371,223 shares of its common stock under the ATM Offering at a weighted average price of $1.53 per share, resulting in net proceeds of approximately $0.6 million, after deducting the underwriting discount and commissions.

August 2025 Offering

On August 6, 2025, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which it issued and sold 19,047,619 shares of its common stock, accompanied by Tranche A and Tranche B warrants, at a combined offering price of $1.05 per share. As part of the underwriting agreement, the Company also granted Ladenburg a 30-day option to purchase up to an additional 2,857,142 shares of the Company’s common stock, along with associated Tranche A and Tranche B warrants, at the combined public offering price of $1.05 per share. On August 6, 2025, Ladenburg exercised the option to purchase additional shares of the Company’s common stock, along with associated Tranche A and Tranche B Warrants, in full. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC (the "August 2025 Offering").

The August 2025 Offering closed on August 7, 2025. The Company received approximately $20.7 million of net proceeds from the August 2025 Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any potential future proceeds from the exercise of the Tranche A and Tranche B warrants.

See Note 12—"Subsequent Event" for more details of the August 2025 Offering.

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

The Company has a history of operating losses and had an accumulated deficit of $466.9 million as of June 30, 2025. The Company has financed its operations to date primarily through sales of its convertible preferred stock, sales of its common stock in public offerings and debt financings. Management expects continuing operating losses in the future. As of June 30, 2025, the Company had available cash and cash equivalents of $22.3 million, which, combined with the net proceeds of $20.7 million from the August 2025 Offering, is not sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. Without additional financing, the Company will not be able to comply with the minimum liquidity covenant related to the 2023 Notes. The Company expects to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies which could curtail or delay its current operating plans. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

The Company has not adopted any accounting pronouncements during the six months ended June 30, 2025.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$7,621	$—	$—	$7,621
	$7,621	$—	$—	$7,621
Liabilities:
Warrant liabilities, long-term	$—	$—	$859	$859
Notes payable, long-term	—	—	29,985	29,985
	$—	$—	$30,844	$30,844

	Fair Value measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$38,295	$—	$—	$38,295
	$38,295	$—	$—	$38,295
Liabilities:
Warrant liabilities, long-term	$—	$—	$1,336	$1,336
Notes payable, long-term	—	—	30,162	30,162
	$—	$—	$31,498	$31,498

During the six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements.

See Note 5—"Notes Payable" for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—"Warrant Liabilities" for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Payroll and payroll-related expenses	$3,074	$4,184
Research and development expenses	8,406	5,750
Professional fees and consulting services	907	814
Other current liabilities	505	831
	$12,892	$11,579

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

2023 Notes

On September 7, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders (the "2023 Lenders") that provides for term loans in an aggregate principal amount of $45.0 million (the "Applicable Commitments") in two tranches (the "2023 Notes"). The first tranche with a principal amount of $30.0 million was extended on September 7, 2023. The second tranche with a principal amount of $15.0 million would have been extended upon the Company’s achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20.0 million that may be extended to the Company, subject to the lenders’ prior written consent in their sole discretion. Due to a shift in business strategy expansion to include the weight maintenance study, the Company decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind (the "PIK interest") and added to the outstanding principal amount of the loans. Beginning September 30, 2026, the Company is required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the Credit Agreement, the first principal payment date can be extended to September 30, 2027, at the Company's option, if certain financing milestones as defined in the 2023 Notes are achieved on or prior to September 30, 2026. During 2024, the Company achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, the Company is required to make an additional payment to the 2023 Lenders of a 6.0% fee (the "Exit Fee") over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total Applicable Commitments of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

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

The Company elected to apply the fair value option (the "FVO") to the 2023 Notes in accordance with ASC 825. Accordingly, the 2023 Notes are marked to market at the end of each reporting period, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The fair value was estimated using a discounted cash flow model by discounting projected future cash flows associated with the 2023 Notes to their present value. The discount rate used in the model is based on observable market yields for similarly rated instruments, adjusted for any specific risks inherent in the 2023 Notes. Accrued interest on the 2023 Notes is incorporated into the determination of the fair value of the 2023 Notes.

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

(in thousands)	Fair Value
Balance as of December 31, 2024	$30,162
Increase in fair value	1,956
Payment of interest	(2,133)
Balance as of June 30, 2025	$29,985

The 2023 Notes are subject to specific financial covenants, which include a minimum liquidity covenant that requires the Company to maintain a minimum $10.0 million balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the 2023 Notes also contain customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of June 30, 2025, the Company was in compliance with the financial covenants and other terms of the arrangement.

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

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the "July 2023 Warrants"). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20.9 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through June 30, 2025.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

June 30,
2025
Risk-free interest rate	4.0%
Expected term (in years)	8.0
Expected volatility	60%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2024	$1,169
Decrease in fair value	(417)
Balance as of June 30, 2025	$752

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the "September 2023 Warrants"). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4.2 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through June 30, 2025.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

June 30,
2025
Risk-free interest rate	4.0%
Expected term (in years)	8.2
Expected volatility	60%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2024	$167
Decrease in fair value	(60)
Balance as of June 30, 2025	$107

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of June 30, 2025:

(in thousands)
2025 (Remaining)	$2,924
2026	5,979
2027	5,817
2028	5,735
2029	5,907
Thereafter	28,860
Total future minimum lease payments	55,222

Please see Note 7—"Leases" in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Company's material lease agreements.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

8. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's Board approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of June 30, 2025.

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

2024 Incentive Award Plan

On January 26, 2024, the Company's Board adopted the 2024 Incentive Award Plan (the "2024 Plan"), which became effective on February 1, 2024. The 2024 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, stock appreciation rights and other stock or cash-based awards with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is administered by the Board, or at the discretion of the Board, by a committee of the Board. The exercise prices, vesting schedules and other restrictions on awards are determined at the discretion of the Board or by a committee of the Board if so delegated, except that the term of any stock option may not be greater than ten years. The number of shares of the Company's common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares plus the number of shares subject to awards outstanding under the 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. There were 3,719,729 and 2,275,046 shares available for future grant under the 2024 Plan as of June 30, 2025 and December 31, 2024, respectively.

2024 Employee Stock Purchase Plan

On January 26, 2024, the Company's Board adopted the 2024 Employee Stock Purchase Plan (the "2024 ESPP Plan"), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 ESPP Plan was 487,070 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. The Company has not issued any shares under the 2024 ESPP Plan since it became effective. There were 974,624 and 487,070 shares available for future grant under the 2024 ESPP Plan as of June 30, 2025 and December 31, 2024, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$860	$1,580	$1,428	$3,555
Selling, general and administrative	925	2,210	1,763	5,452
	$1,785	$3,790	$3,191	$9,007

During the six months ended June 30, 2025, the Company granted to its employees, directors and consultants stock options to purchase a total of 2,301,186 shares of common stock.

10. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three And Six Months Ended June 30,
	2025	2024
Outstanding stock options	11,153,965	10,830,393
Outstanding restricted stock units	22,500	604,509
Common stock warrants	161,616	161,616
Total	11,338,081	11,596,518

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

The Company's CODM views specific categories within research and development expenses and selling, general and administrative expenses in total as significant given the direct correlation between cash burn and profitability as a pre-commercial company. The following table reconciles reported revenues to net loss under the significant expense principle for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$43	$—	$76
Less:
Cost of goods sold	—	24	—	43
Research and development:
Revita direct program expenses	8,181	5,878	14,935	10,512
Rejuva direct program expenses	4,661	1,525	7,878	2,235
Indirect expenses	1,840	2,087	3,853	4,459
Personnel-related expenses	6,469	7,272	13,920	13,980
Total research and development expenses	21,151	16,762	40,586	31,186
Selling, general and administrative	4,928	6,242	10,252	13,374
Total other income (expense), net	(1,810)	5,756	(786)	23,976
Segment net loss	$(27,889)	$(17,229)	$(51,624)	$(20,551)

12. Subsequent Event

On August 6, 2025, the Company entered into an underwriting agreement with Ladenburg in connection with the underwritten offering, issuance and sale by the Company of 19,047,619 shares of the Company’s common stock, warrants to purchase up to 19,047,619 shares of the Company’s common stock (the “Tranche A Warrants”) and warrants to purchase 19,047,619 shares of the Company’s common stock (the “Tranche B Warrants”). The combined offering price for each share of the Company’s common stock, accompanying Tranche A Warrant and accompanying Tranche B Warrant was $1.05. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC.

Each Tranche A Warrant has an exercise price per share of the Company’s common stock equal to $1.05, subject to certain adjustments. The Tranche A Warrants are exercisable at any time on or after August 7, 2025 and will expire on August 7, 2027. The Tranche A Warrants are callable at the Company’s option following the release of 3-month randomized midpoint clinical data from the ongoing REMAIN-1 study, subject to satisfaction of certain conditions including that the average trading price of the stock exceeds $1.37 per share for 15 consecutive trading days and a minimum daily trading volume threshold.

Each Tranche B Warrant has an exercise price per share of the Company’s common stock equal to $1.05, subject to certain adjustments. The Tranche B Warrants are exercisable upon receipt of stockholder approval as may be required by the applicable rules and regulations of The Nasdaq Global Market (the “Tranche B Warrant Stockholder Approval”) and will expire on the date that is five years from the date of the Tranche B Warrant Stockholder Approval.

In addition, the Company granted Ladenburg a 30-day option to purchase up to an additional 2,857,142 shares of the Company’s common stock, along with associated Tranche A Warrants and Tranche B Warrants, at the combined public offering price of $1.05 per share, less underwriting discounts and commissions. On August 6, 2025, Ladenburg exercised the option to purchase additional shares of the Company’s common stock, along with associated Tranche A and Tranche B Warrants, in full.

The August 2025 Offering closed on August 7, 2025. The Company received approximately $20.7 million of net proceeds from the August 2025 Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any potential future proceeds from the exercise of the Tranche A Warrants and Tranche B Warrants.

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

Business Overview

We are a metabolic therapeutics company pioneering pattern-breaking treatments for metabolic diseases, including obesity and type 2 diabetes ("T2D"). We are focused on developing durable disease-modifying therapies that are designed to provide long-term maintenance of metabolic health without requiring lifetime treatment. Our therapeutic approach targets the organ-level root causes of obesity and T2D and is intended to move beyond chronic, symptom-focused disease management.

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our product candidates.

Revita

The Revita DMR System ("Revita") is approved in Europe under a Conformitè Europëenne ("CE mark") and has received reimbursement authorization through NUB in Germany for the treatment of T2D. In the first half of 2023, we initiated a limited commercial pilot in a single center in Dusseldorf, Germany. This pilot has since been paused, pursuant to our Strategic Reprioritization.

We have also paused additional investment in the REVITALIZE-1 clinical study of Revita in T2D and the Germany Real-World Registry study. We are continuing to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis.

We are evaluating Revita in the REMAIN-1 pivotal study, which is designed to include three distinct patient cohorts:

REVEAL-1 Cohort: an open-label cohort of individuals with obesity who have lost at least 15% of their total body weight on a GLP-1 medication and who either need or choose to discontinue GLP-1 therapy. After stopping the GLP-1 drug, participants receive Revita treatment in an open-label setting and take part in a structured diet and lifestyle program. REVEAL-1 is designed to provide early, real-world insights on how Revita performs after GLP-1 discontinuation.

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

We have completed enrollment of the REVEAL-1 Cohort, REMAIN-1 Midpoint Cohort and REMAIN-1 Pivotal Cohort.

Rejuva

In addition, we are developing Rejuva, a gene therapy platform which is designed to enable long-term remission of T2D and obesity by durably reprogramming metabolic hormone function in the pancreatic islet cells. The lead product candidate from this platform, RJVA-001, is being advanced for patients with inadequately controlled T2D. In June 2025, we submitted the first module of the CTA in Europe for RJVA-001. RJVA-001 is designed to express glucagon-like peptide-1 (GLP-1) locally in pancreatic beta cells using nutrient-responsive control, potentially enabling physiologic hormone secretion without the high circulating levels that contribute to side effects seen with systemic GLP-1 drugs.

We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our public offerings and debt financings.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the six months ended June 30, 2025 and 2024, we incurred net losses of $51.6 million and $20.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $466.9 million. As discussed further in Liquidity and Capital Resources—Funding Requirements and Going Concern, substantial doubt exists about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Recent Developments

Revita - Ongoing REMAIN-1 Pivotal Study

REVEAL-1 Cohort: in June 2025, we announced positive 3-month data from the REVEAL-1 Cohort of our ongoing REMAIN-1 pivotal study. As of June 23, 2025, 22 participants had been treated in the REVEAL-1 Cohort, with 3-month follow-up data available for 13 individuals. The profile of the REVEAL-1 Cohort closely mirrors that of the REMAIN-1 Midpoint and Pivotal Cohorts, with an average age of 49 and a gender distribution of 11 women and 2 men. All participants had previously been treated with a GLP-1 therapy for durations ranging from approximately 5 months to 3 years, with a median total body weight (“TBW”) loss of 20.9% while on therapy. Fifteen percent of participants had pre-diabetes at baseline. At 3 months, 12 of 13 participants either lost or maintained their weight after GLP-1 discontinuation and a single Revita procedure. Notably, 6 of 13 experienced further weight loss. Median weight remained stable through 3 months (TBW change of 0.46% / ~ 1 pound was within the margin of error for daily weight measurement), compared to the typical 5-6% (10–15 pounds) rebound seen in other clinical studies such as SURMOUNT-41,2. Only one participant experienced weight regain similar to that seen after tirzepatide withdrawal. Early signs also point to excellent weight stability following Revita procedure, with essentially no weight change between 1 and 3 months (median weight gain at 1 month: 0.43% and 3 months: 0.46%). Consistent with prior studies of Revita, the procedure was well tolerated, with no unanticipated or serious adverse effects reported. No new safety concerns were observed.

We anticipate presenting incremental 6-month data for the REVEAL-1 Cohort in the fourth quarter of 2025, and incremental 1-year data in the second quarter of 2026.

REMAIN-1 Midpoint Cohort: we have completed enrollment of the 45 participants of the randomized REMAIN-1 Midpoint Cohort and remain on track to report the first randomized 3-month data from this cohort in September of 2025. We anticipate presenting 6-month data from this cohort in the first quarter of 2026.

REMAIN-1 Pivotal Cohort: we have completed enrollment of the REMAIN-1 Pivotal Cohort ahead of schedule. We expect to complete randomization of 315 participants to Revita versus sham in the first half of 2026, with 6-month primary endpoint data anticipated in the second half of 2026. We anticipate submitting a Premarket Approval application (“PMA”) with the FDA in the second half of 2026.

Rejuva

In May 2025, we presented new preclinical data from Rejuva in an oral session at the American Society of Gene and Cell Therapy (“ASGCT”) 2025 Annual Meeting. The data highlight RJVA-001’s potential to deliver durable, nutrient-responsive GLP-1 secretion from pancreatic beta cells, mimicking natural hormone regulation with low circulating levels of GLP-1, offering a potentially profound mechanistic advantage over pharmacologic GLP-1 drugs. RJVA-001 also showed strong efficacy, targeted delivery, and a favorable safety profile, reinforcing its readiness for first-in-human studies. The data showed that a single-dose RJVA-001 led to durable, dose-dependent metabolic improvements in a well-established mouse model of diabetes (db/db).

In June 2025, we presented new preclinical data from Rejuva at the American Diabetes Association’s (“ADA”) 85th Scientific Sessions. We demonstrated that a single dose of Rejuva was well-tolerated in healthy mice and prevented weight gain and hyperglycemia following a switch to a high-fat diet. Importantly, these data highlight Rejuva’s distinct mechanism of action. The Smart GLP-1 design of Rejuva enables nutrient-responsive secretion, exerting no physiologic effect under healthy metabolic conditions and only activating in the presence of metabolic stress. This targeted activity, which mimics the body's endogenous GLP-1 physiology, highlights the potential for Rejuva to offer superior potency and tolerability.

1 Aronne et al. JAMA. 2024;331(1):38–48. doi:10.1001/jama.2023.24945

2 Wilding et al. Diabetes Obes Metab. 2022 Aug;24(8):1553-1564

In the first quarter of 2025, we achieved alignment with European authorities on a patient population and study design for the RJVA-001 first-in-human study. In June 2025, we announced the submission of the first module of the CTA in Europe for RJVA-001. Pending regulatory authorization, we expect to dose the first patients with RJVA-001 and report preliminary data in 2026. We believe Rejuva could be a potentially first-in-class, smart, durable gene therapy designed to reprogram the pancreas to provide improved metabolic control.

The upcoming Phase 1/2 first in human study is designed to be an open-label, multicenter, single ascending dose study evaluating the safety, tolerability, and preliminary efficacy of RJVA-001 in adults with inadequately controlled T2D despite use of multiple glucose-lowering agents, including GLP-1 receptor agonists. Participants will undergo a standardized medication run-in and GLP-1 washout before receiving RJVA-001 delivered via endoscopic ultrasound-guided intrapancreatic infusion. The preliminary study design comprises three escalating dose cohorts (up to 3 participants each) which will be followed by an optional expansion cohort of up to 10 additional participants treated at the selected optimal dose. Participants will be monitored for 12 months for safety, glucose control, immune response, and GLP-1 expression, and enrolled in a long-term follow-up study for up to 5 years. Primary endpoints include safety and tolerability. Secondary endpoints include change in HbA1c, fasting plasma glucose, and time-in-range as measured by continuous glucose monitoring ("CGM"). Exploratory endpoints assess beta-cell function, metabolic biomarkers, cardiovascular risk markers, and transgene expression.

Fractyl Health and Bariendo Letter of Intent

In June 2025, we entered into a non-binding Letter of Intent (the "LOI") with Bariendo Inc. ("Bariendo") to evaluate a potential collaboration related to the use of Revita as a post–GLP-1 weight maintenance intervention, pending FDA approval. Bariendo is a U.S.-based obesity care platform focused on delivering minimally invasive endoscopic procedures through a national network of hospital and ambulatory endoscopy centers. Under the LOI, Bariendo has expressed its intent to work with us to assess operational readiness and support pre-commercial planning activities related to the potential integration of Revita into its clinical service offerings. These activities may include clinical workflow design, provider training, health economic analysis, and the development of referral pathways.

Intellectual Property Update

In June 2025, we announced that the United States Patent and Trademark Office issued two new patents that expand and strengthen our intellectual property portfolio related to duodenal resurfacing. Since 2011, we have built an extensive patent estate, which now includes 32 granted U.S. patents and approximately 40 pending U.S. applications, in addition to numerous foreign issued patents and pending applications. The two newly issued patents, U.S. Patent No. 12,329,439 (issued June 17, 2025) and U.S. Patent No. 12,303,185 (issued May 20, 2025), are both titled “Electrical energy ablation systems, devices and methods for the treatment of tissue” and are directed to ablating duodenal mucosa using various forms of energy, including thermal and non-thermal electrical energy. These patents further reinforce our leadership position in the development of duodenal resurfacing technologies.

Germany Real-World Registry

In 2023, we initiated the Germany Real-World Registry, a prospective, post-market, clinical follow-up study to evaluate the Revita procedure in patients with inadequately controlled T2D. Participants had a baseline HbA1c between 7–10% (inclusive), BMI ≤45 kg/m2, and were on at least one glucose-lowering agent ("GLA").

As of July 7, 2025, at baseline, the first 9 participants with 2 years of follow-up had a median age of 62 years, median weight of 104 kg (229 lbs.; BMI 32 kg/m²), and a median HbA1c of 9.6%, despite being on up to three GLAs.

After a single Revita procedure, these 9 participants achieved a median weight loss of 9.6% with weight decreasing from 104 kg to 97 kg at 1 year, a result that was sustained throughout 2 years. Notably, 7 of 8 participants experienced at least a 5% weight reduction, and 5 of 8 saw reductions of ≥10%. Only one participant, with a history of cortisone therapy known to cause weight gain, experienced modest weight gain (4.5%). In parallel, median HbA1c reduced by 1.6%, from 9.6% at baseline to 7.2% at 1 year, and this improvement was sustained throughout 2 years (7.0%), even as participants reduced or stabilized their use of GLAs. Three patients were on a GLP-1 drug at the time of study entry and were still on a GLP-1 drug through 2 years of follow-up. No device- or procedure-related serious adverse events have been reported to date.

In this cohort, weight loss and glucose improvements began as early as one month after the Revita procedure and were sustained through 2 years of follow-up, as shown in the table below. These findings highlight the potential of a single Revita treatment to deliver durable weight maintenance in a real-world setting.

Table. Germany Real-World Registry Study Weight and Blood Sugar Data Post-Revita Procedure

Endpoint	Baseline	3 Months	6 Months	1 Year	2 Years
Weight (kg)	104	92	94	97	97
HbA1c (%)	9.6	7.0	7.0	7.2	7.0

Median values shown. Fractyl Health internal data, n=9.

Thirty-four participants are currently enrolled in the Germany Real-World Registry study. While the study is no longer enrolling new patients, we will continue protocol-defined follow-up of participants and share outcomes on an ongoing basis.

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

The following table reflects our research and development expense, including direct program-specific expense summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Direct program-specific expenses:
Revita	$8,181	$5,878	$14,935	$10,512
Rejuva	4,661	1,525	7,878	2,235
Total direct program-specific expenses	12,842	7,403	22,813	12,747
Indirect expenses	1,840	2,087	3,853	4,459
Personnel-related expenses (including stock-based compensation)	6,469	7,272	13,920	13,980
Total research and development expenses	$21,151	$16,762	$40,586	$31,186

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

Results of Operations

Comparison of three months ended June 30, 2025 and 2024

The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$—	$43	$(43)	(100.0%)
Cost of goods sold	—	24	(24)	(100.0%)
Gross profit	—	19	(19)	(100.0%)
Operating expenses:
Research and development	21,151	16,762	4,389	26.2%
Selling, general and administrative	4,928	6,242	(1,314)	(21.1%)
Total operating expenses	26,079	23,004	3,075	13.4%
Loss from operations	(26,079)	(22,985)	(3,094)	13.5%
Other income (expense), net	(1,810)	5,756	(7,566)	(131.4%)
Net loss and comprehensive loss	$(27,889)	$(17,229)	$(10,660)	61.9%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the three months ended June 30, 2024 was related to our pilot commercial launch in Germany. As part of the Strategic Reprioritization, we paused our commercial efforts in Germany in the first quarter of 2025.

Research and Development Expenses

Research and development expenses increased by $4.4 million, or 26.2%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the advancements made in our Revita and Rejuva programs, partially offset by a decrease in stock-based compensation.

Revita-related expenses increased by $2.3 million primarily due to a $2.8 million increase in clinical expenses, partially offset by a $0.4 million decrease in device development expenses. The increase in clinical expenses was primarily driven by the positive progress made in our REMAIN-1 study, partially offset by reduced expenses from the REVITALIZE-1 study as a result of our Strategic Reprioritization. Rejuva-related expenditures increased by $3.1 million due to continued development in our Rejuva gene therapy program. These increases were partially offset by a decrease of $0.7 million in stock-based compensation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.3 million, or 21.1%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in stock-based compensation.

Other Income (Expense), Net

Other expense, net, of $1.8 million during the three months ended June 30, 2025 was primarily attributable to a $1.7 million loss from the change in fair value of the 2023 Notes and a $0.3 million loss from the change in fair value of warrant liabilities, partially offset by $0.2 million of net interest income. Other income, net, of $5.8 million during the three months ended June 30, 2024 was primarily attributable to a $4.7 million gain from the change in fair value of warrant liabilities and $1.4 million of net interest income, partially offset by a $0.3 million loss from the change in fair value of the 2023 Notes.

Change in fair value of warrant liabilities was mainly a result of the fluctuation of the value of the underlying shares of our common stock. Change in fair value of the 2023 Notes were primarily driven by a combination of interest on the notes payable and the fluctuation of market interest rates.

Comparison of six months ended June 30, 2025 and 2024

The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$—	$76	$(76)	(100.0%)
Cost of goods sold	—	43	(43)	(100.0%)
Gross profit	—	33	(33)	(100.0%)
Operating expenses:
Research and development	40,586	31,186	9,400	30.1%
Selling, general and administrative	10,252	13,374	(3,122)	(23.3%)
Total operating expenses	50,838	44,560	6,278	14.1%
Loss from operations	(50,838)	(44,527)	(6,311)	14.2%
Other income (expense), net	(786)	23,976	(24,762)	(103.3%)
Net loss and comprehensive loss	$(51,624)	$(20,551)	$(31,073)	151.2%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the six months ended June 30, 2024 was related to our pilot commercial launch in Germany. As part of the Strategic Reprioritization, we paused our commercial efforts in Germany in the first quarter of 2025.

Research and Development Expenses

Research and development expenses increased by $9.4 million, or 30.1%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the advancements made in our Revita and Rejuva programs.

Revita-related expenses increased by $4.4 million primarily due to a $5.2 million increase in clinical expenses, partially offset by a $0.7 million decrease in collaborative medical research expenditures. Increases in clinical expenses were primarily driven by the positive progress made in our REMAIN-1 study, partially offset by reduced clinical expenses from the REVITALIZE-1 study as a result of our Strategic Reprioritization. Rejuva-related expenditures increased by $5.7 million due to continued development in our Rejuva gene therapy program.

Salaries, bonuses and other compensatory benefits increased by $2.1 million as a result of our effort to bring certain clinical and scientific resources in house as well as severance expenses related to the Strategic Reprioritization. The increase was offset by a decrease in stock-based compensation of $2.1 million. In addition, our allocated facility expenses decreased by $0.6 million primarily due to the expenses incurred when we moved into our new office and laboratory space in Burlington, MA in the first quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.1 million, or 23.3%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a $3.7 million decrease in stock-based compensation, partially offset by a $0.4 million increase in personnel-related expenses, including salaries, bonuses and other compensatory benefits, as a result of the expansion of our general and administrative workforce to support our operation as a public company.

Other Income (Expense), Net

Other expense, net, of $0.8 million during the six months ended June 30, 2025 was primarily attributable to a $2.0 million loss from the change in fair value of the 2023 Notes, partially offset by a $0.5 million gain from the change in fair value of warrant liabilities and $0.7 million of net interest income. Other income, net, of $24.0 million during the six months ended June 30, 2024 was primarily attributable to a $15.1 million gain from the change in fair value of warrant liabilities, a

$8.0 million gain from the change in fair value of the 2022 Convertible Notes and $2.5 million net interest income, offset by a $1.6 million loss from the change in fair value of the 2023 Notes.

Changes in fair value of warrant liabilities and changes in fair value of the 2022 Convertible Notes were mainly a result of the fluctuation of the value of the underlying shares of our common stock. Changes in fair value of the 2023 Notes were primarily driven by a combination of interest on the notes payable and the fluctuation of market interest rates.

Liquidity and Capital Resources

We manage our cash and capital structure to maintain our financial condition and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments.

Loan and Security Agreements

2022 Convertible Notes

On January 11, 2022, we entered into a financing arrangement with certain lenders (the “2022 Lenders”) in which we issued convertible promissory notes in exchange for an aggregate principal amount of $20.1 million (the “2022 Convertible Notes”). On July 11, 2023, we repaid $0.1 million in cash to one of the 2022 Lenders and issued amended and restated convertible notes to certain of the lenders (the “Continuing 2022 Lenders”) in replacement of, but not in payment of, the remainder of the 2022 Convertible Notes. Following these amendments, $20.9 million in aggregate principal under the 2022 Convertible Notes remained outstanding, accruing interest at the rate of 10% per year until they were paid or converted in full. Pursuant to the terms of the 2022 Convertible Notes, effective upon the closing of our IPO on February 6, 2024, all of the outstanding principal plus accrued interest under the 2022 Convertible Notes of $22.1 million automatically converted into 1,841,321 shares of our common stock at a conversion price equal to 80% of the public offering price per share of $15.00, or $12.00

2023 Notes

On September 7, 2023, we entered into a credit agreement, as amended from time to time, with Symbiotic Capital Opportunities Holding, L.P. and Catalio Structured Opportunities AIV I LP, or the Lenders, that provides for term loans in an aggregate principal amount of $45.0 million, or the 2023 Notes, payable in two tranches (the “Credit Agreement”). The first tranche, with a principal amount of $30.0 million, was extended on September 7, 2023, resulting in net proceeds of approximately $28.4 million. The second tranche, with a principal amount of $15.0 million, would have been extended upon our achievement of certain operating and funding milestones as defined in the 2023 Notes, by July 31, 2024. The 2023 Notes also provide for a third tranche with an uncommitted principal amount of $20.0 million that may be extended to us, subject to the Lenders’ prior written consent in their sole discretion. Due to a shift in business strategy expansion to include the weight maintenance study, we decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The Credit Agreement, as amended, contains financial covenants including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of June 30, 2025, we were in compliance with the financial covenants and other terms of the arrangement.

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

As of June 30, 2025, the balance of the 2023 Notes was carried at its fair value of $30.0 million.

S-3 Registration Statement

On March 3, 2025, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which was subsequently amended on March 13, 2025 (as amended, the “S-3 Registration Statement”). The S-3 Registration Statement became effective on March 18, 2025. It contains a base prospectus, which covers the offering, issuance and sale of up to $300.0 million in the aggregate of the securities from time to time in one or more offerings.

At-The-Market Offering

Concurrently with the filing of the S-3 Registration Statement, we filed a sales agreement prospectus supplement under an at-the-market offering (the "ATM Offering") covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be offered, issued and sold from time to time. During the six months ended June 30, 2025, we issued and sold 997,404 shares of our common stock under the ATM Offering at a weighted average price of $1.71 per share resulting in net proceeds of approximately $1.6 million, after deducting the underwriting discount and commissions as well as related offering expenses. In July 2025, the Company issued and sold an additional 371,223 shares of its common stock under the ATM Offering at a weighted average price of $1.53 per share, resulting in net proceeds of approximately $0.6 million, after deducting the underwriting discount and commissions.

August 2025 Offering

On August 6, 2025, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), in connection with the underwritten offering, issuance and sale by us of 19,047,619 shares of our common stock, warrants to purchase up to 19,047,619 shares of our common stock (the “Tranche A Warrants”) and warrants to purchase 19,047,619 shares of our common stock (the “Tranche B Warrants”). The combined offering price for each share of our common stock, accompanying Tranche A Warrant and accompanying Tranche B Warrant was $1.05. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC.

Each Tranche A Warrant has an exercise price per share of our common stock equal to $1.05, subject to certain adjustments. The Tranche A Warrants are exercisable at any time on or after August 7, 2025 and will expire on August 7, 2027. The Tranche A Warrants are callable at our option following the release of 3-month randomized midpoint clinical data from the ongoing REMAIN-1 study, subject to satisfaction of certain conditions including that the average trading price of the stock exceeds $1.37 per share for 15 consecutive trading days and a minimum daily trading volume threshold.

Each Tranche B Warrant has an exercise price per share of our common stock equal to $1.05, subject to certain adjustments. The Tranche B Warrants are exercisable upon receipt of stockholder approval as may be required by the applicable rules and regulations of The Nasdaq Global Market (the “Tranche B Warrant Stockholder Approval”) and will expire on the date that is five years from the date of the Tranche B Warrant Stockholder Approval.

In addition, we granted Ladenburg a 30-day option to purchase up to an additional 2,857,142 shares of our common stock, along with associated Tranche A Warrants and Tranche B Warrants, at the combined public offering price of $1.05 per share, less underwriting discounts and commissions. On August 6, 2025, Ladenburg exercised the option to purchase additional shares of our common stock, along with associated Tranche A and Tranche B Warrants, in full.

The August 2025 Offering closed on August 7, 2025. We received approximately $20.7 million of net proceeds from the August 2025 Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us and excluding any potential future proceeds from the exercise of the Tranche A Warrants and Tranche B Warrants.

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

To date, we have financed our operations primarily through sales of convertible preferred stock, sales of common stock in public offerings and debt financings. We have a history of operating losses and had an accumulated deficit of $466.9 million as of June 30, 2025.

Based on our current business plans, we believe that our existing cash and cash equivalents, after considering the net proceeds received from the August 2025 Offering, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026, through multiple key clinical and regulatory milestones. As of June 30, 2025, we had cash and cash equivalents of $22.3 million and net working capital of $4.9 million, which, combined with the net proceeds of $20.7 million from the August 2025 Offering, is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. Without additional financing, we will not be able to comply with the minimum liquidity covenant related to our 2023 Notes. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. Market volatility resulting from pandemics, monetary policy changes, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financings and convertible preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of additional warrants, which could potentially dilute your ownership interest.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(46,278)	$(30,448)
Net cash used in investing activities	(546)	(1,319)
Net cash provided by financing activities	1,651	100,997
Net increase (decrease) in cash, cash equivalents and restricted cash	$(45,173)	$69,230

Operating Activities

Cash used in operating activities of $46.3 million for the six months ended June 30, 2025 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $51.6 million adjusted for net non-cash expense of $4.0 million, primarily consisting of $3.2 million in stock-based compensation, $0.8 million non-cash operating lease expense and $0.6 million depreciation, partially offset by $0.5 million non-cash gain from the change in fair value of warrant liabilities and $0.2 million non-cash gain from the change in fair value of notes payable. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of 1.3 million.

Cash used in operating activities of $30.4 million for the six months ended June 30, 2024 was primarily driven by spending on our ongoing Revita clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $20.6 million adjusted for net non-cash income of $12.4 million, primarily consisting of $15.1 million gain from change in fair value of warrant liabilities and $7.6 million gain from change in fair value of notes payable (non-cash portion), offset by $9.0 million in stock-based compensation, $1.1 million non-cash operating lease expense and $0.2 million depreciation. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $2.5 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 and 2024 were related to the purchase of property and equipment. The decrease in the six months ended June 30, 2025 compared with the six months ended June 30, 2024 was primarily due to our spending on leasehold improvement, office furniture and information technology equipment as we moved into our new office and laboratory space in Burlington, MA in the first quarter of 2024.

Financing Activities

Cash provided by financing activities of $1.7 million for the six months ended June 30, 2025 was primarily driven by net proceeds of $1.6 million from the issuance of common stock in connection with our ATM offering and $0.3 million from stock option exercises, partially offset by $0.2 million of principal payments made on finance lease obligations.

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

As of June 30, 2025, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of June 30, 2025, our future contractual commitments for our leases were $55.2 million, of which $54.1 million were related to our operating leases. For additional information on our leases and timing of future payments, please see Note 7— "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

OBBB Act

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medical device and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a metabolic therapeutics company with a limited operating history in developing medical devices and biopharmaceutical products, which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale in the United States and have not generated any revenue from product sales. We received CE mark for Revita in Europe, following its European Certification in 2016, and have received reimbursement authorization through NUB in Germany for the treatment of T2D. To date, we have devoted substantially all of our resources and efforts to increasing our manufacturing capacity, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking preclinical and clinical studies of our lead product candidate Revita, including the ongoing REMAIN-1 pivotal clinical study, and preclinical and clinical studies of our product candidate Rejuva. Pursuant to our Strategic Reprioritization, we paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We are continuing to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis. We have not yet demonstrated our ability to successfully complete any pivotal clinical studies, submit a Premarket Approval application ("PMA"), a new drug application ("NDA"), or biologic license application ("BLA"), or similar marketing authorization application, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new medical devices and biopharmaceutical products than it could be if we had a longer operating history.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our convertible preferred stock, sales of our common stock in our public offerings and debt financing. We have incurred a net loss of approximately $51.6 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $466.9 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, Revita, is currently undergoing the REMAIN-1 pivotal clinical study, a randomized, double-blind trial of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy and wish to discontinue their GLP-1 therapy without weight regain. Pursuant to our Strategic Reprioritization, we paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We are continuing to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis. We expect that it will be several years, if ever, before we have a commercialized product in the United States and generate significant revenue from product sales. Even if we succeed in receiving marketing approval or certification for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

Developing medical devices or biopharmaceutical products, including conducting preclinical and clinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical studies of, and seek marketing approval or certification for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved or certified for commercial sale, we anticipate incurring significant costs associated with commercializing any approved or certified product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities or notified bodies to perform clinical studies or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval or certification for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Because the design and outcome of our anticipated clinical studies are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We are incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding beyond the proceeds from our IPO in order to maintain our continuing operations in the future.

As of June 30, 2025, we had approximately $22.3 million in cash and cash equivalents, which, combined with the net proceeds of $20.7 million from the August 2025 Offering, is not sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. In addition, we will not be able to comply with the minimum liquidity covenant related to the 2023 Notes without additional financing. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement additional or new cost reduction strategies which could curtail or delay our current operating plans. As a result, substantial doubt exists about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

Pursuant to a Strategic Reprioritization, we:

•
are prioritizing our REMAIN-1 pivotal study;
•
are advancing Rejuva; and
•
paused additional investment in our Revita programs for T2D, consisting of the REVITALIZE-1 study and the Germany Real-World Registry study.

As part of the Strategic Reprioritization, we streamlined resources, including a workforce reduction impacting 22 employees, or approximately 17% of our workforce. The Strategic Reprioritization has been substantially implemented. Based on our current business plans, we believe that our existing cash and cash equivalents, after considering the net proceeds received from the August 2025 Offering, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026, through multiple key clinical and regulatory milestones.

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

We will be required to obtain further funding through a variety of means, including through public or private equity offerings, debt financings, including our Credit Agreement, or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Under Nasdaq listing rules, certain provisions in the Tranche B Warrants issued pursuant to the August 2025 Offering will not be effective until, and unless, we obtain the Tranche B Warrant Stockholder Approval. While we intend to promptly seek such stockholder approval, there is no guarantee that it will ever be obtained. We will be required to continue to hold stockholder meetings until we obtain the Tranche B Warrant Stockholder Approval, and may incur substantial related costs, and management may devote substantial time and attention, in attempting to obtain the Tranche B Warrant Stockholder Approval.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under Credit Agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of June 30, 2025, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

We may not be able to submit INDs or IND amendments with the FDA, CTAs or comparable documents with regulatory bodies in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or other comparable foreign regulatory authorities may not permit us to proceed.

While we have submitted a CTA module and plan to submit INDs, CTAs or comparable documents for our Rejuva gene therapy candidates, we may not be able to submit such INDs or comparable documents on the timeline we expect. Moreover, we cannot be sure that submission of an IND or CTA or comparable application will result in the FDA or other comparable foreign regulatory authorities allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate clinical studies. These considerations also apply to clinical studies we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or other comparable documents, on the timelines we expect or to obtain regulatory allowances or other authorizations for any proposed studies may prevent us from completing such clinical studies or commercializing our product candidates on a timely basis, if at all.

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

Additional time may be required to develop and obtain regulatory approval or certification for our Rejuva gene therapy candidates because we expect them to be regulated as a combination product.

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

Risks Related to Our Business and Strategy

We are substantially dependent on the success of our lead product candidate, Revita, and our product candidate Rejuva. If we are unable to obtain marketing approval or certification for and commercialize any of our current or future product candidates in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical studies, obtain marketing approval or certification for and successfully commercialize Revita and Rejuva. In 2016, Revita was CE marked under the MDD. The certificate was renewed under the MDD on March 8, 2021. We are investing significant efforts and financial resources in the research and development of Revita as well as our Rejuva gene therapy candidates. As part of our Strategic Reprioritization, we are prioritizing our REMAIN-1 pivotal study, advancing Rejuva, and paused additional investment in our Revita programs for T2D, including the REVITALIZE-1 study and the Germany Real-World Registry study. Revita will require additional clinical development, evaluation of clinical manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales in the United States. We are not permitted to market or promote Revita, Rejuva or any other product candidate, before we receive marketing approval or certification from the FDA or comparable foreign regulatory authorities or notified bodies, and we may never receive such marketing approvals or certifications.

The success of Revita, Rejuva, or any other product candidate will depend on several factors, including the following:

•
the successful and timely completion of our ongoing or planned clinical studies;
•
the initiation and successful patient enrollment and completion of additional clinical studies on a timely basis;
•
maintaining and establishing relationships with CROs and clinical sites for clinical development, both in the United States and/or internationally;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Revita or Rejuva, if approved, which would materially harm our business. If we do not receive marketing approvals or certification under the MDR for Revita, we may not be able to continue our operations.

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

There have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the United States healthcare system. Outside of the United States, foreign governments and regulatory authorities may implement new requirements that could impact our business and market acceptance. Certain of these proposals could limit the prices we are able to charge for our products or limit coverage of, or lower reimbursement for, procedures associated with the use of our products , once approved, and could limit the acceptance and availability of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. The Affordable Care Act, or ACA, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers, including: establishing a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implementing payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and expanding the eligibility criteria for Medicaid programs.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, contains provisions to lower prescription drug costs. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. In addition, the current U.S. administration has also issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how these proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our product candidates that we may commercialize. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

As part of the Strategic Reprioritization, we streamlined resources, including a workforce reduction impacting 22 employees. In light of this workforce reduction, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned workforce reduction, and to attract competent personnel who are willing to embrace our culture in the future.

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

As of July 31, 2025, we have 103 full-time employees, including 75 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 58% of our voting stock. Therefore, these stockholders are able to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of June 30, 2025, we had outstanding a total of 49,917,791 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our "affiliates" as defined in Rule 144 under the Securities Act. Subject to applicable securities law restrictions, the shares previously subject to lock-up agreements in connection with our IPO are now able to be sold in the public market. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

The holders of approximately 38,518,563 shares of our common stock as of the effective date of our IPO, which was approximately 77% of our outstanding shares as of June 30, 2025 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (including additional shares of our common acquired by such holders after the IPO, subject to the terms of our fifth amended and restated investors’ rights agreement) or to include such shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market.

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
•
reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements; and

•
exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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
•
limitations or adverse findings regarding our ability to do business in some jurisdictions; and
•
On July 4, 2025, the OBBB Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact.

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

For example, the Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain U.S. corporations and a 1% excise tax on certain stock redemptions by U.S. corporations. On July 4, 2025, the OBBB Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025. We are unable to predict which, if any, additional U.S. tax reform proposals will be enacted into law, and what effects the OBBB Act or any other enacted legislation might have on our tax liabilities.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended June 30, 2025, Jay Caplan, President and Chief Product Officer, adopted a Rule 10b5-1 trading arrangement on May 28, 2025 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 169,173 shares of the Company’s common stock until December 16, 2025.

Other than described above, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Fractyl Health, Inc.	8-K	001-41942	3.1	2/6/2024
3.2	Amended and Restated Bylaws of Fractyl Health, Inc.	8-K	001-41942	3.2	2/6/2024
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S‑1	333‑276046	4.1	12/14/2023
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated June 9, 2021, by and among Fractyl Health, Inc. and certain of its stockholders.	S-1	333-276046	4.2	12/14/2023
4.3	Warrant Agency Agreement.	8-K	001-41942	4.1	8/7/2025
4.4	Form of Tranche A Warrant.	8-K	001-41942	4.2	8/7/2025
4.5	Form of Tranche B Warrant.	8-K	001-41942	4.3	8/7/2025
10.1	Form of Voting Agreement by and among the Company and its directors, its officers and Mithril, dated August 6, 2025	8-K	001-41942	10.1	8/7/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fractyl Health, Inc.

Date: August 12, 2025	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D., Ph.D.
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Lisa A. Davidson
Lisa A. Davidson
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)