Form 10-Q
period 2025-09-30
FRACTYL HEALTH, INC.
filed 2025-11-12
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the number of shares of the registrant’s common stock outstanding was approximately 137,044,440.

BASIS OF PRESENTATION

Except where the context otherwise requires or where otherwise indicated, the terms “Fractyl,” “Fractyl Health,” “we,” “us,” “our,” “our company,” “Company” and “our business” refer to Fractyl Health, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements include the accounts of Fractyl Health, Inc. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Our fiscal year ends on December 31 of each year. Our most recent fiscal year ended on December 31, 2024.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy (including our Strategic Reprioritization, as defined herein), prospective products or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim or final results, product approvals, communications with or submissions to the U.S. Food and Drug Administration (the “FDA”), research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, the anticipated use of or impact of the net proceeds from the August 2025 Offering and the September 2025 Offering, and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
our expectations related to the use of proceeds from our financing activities;
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
•
We may not be able to submit investigational device exemptions (“IDEs”) or IDE supplements or comparable documents in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
•
We may experience delays, interruptions or additional costs in obtaining and maintaining government regulatory approvals, licenses, certifications or reimbursements as a result of federal government shutdowns, reduced staffing or funding lapses. Such delays or disruptions could adversely affect our ability to develop, commercialize or market our product candidates, or to receive payments or reimbursements in a timely manner.
•
We may not be able to submit investigational new drug applications (“INDs”) or IND amendments with the FDA, clinical trial applications (“CTAs”) or comparable documents with regulatory bodies in foreign jurisdictions to commence additional clinical studies on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed;
•
We are substantially dependent on the success of our lead product candidate, Revita®, and our lead product candidate RJVA-001 in the Rejuva® platform. If we are unable to obtain marketing approval or certification for and commercialize any of our current or future product candidates in a timely manner, our business will be harmed;
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

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	8
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	9
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	10
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	12
	Notes to Condensed Consolidated Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	105
Item 3.	Defaults Upon Senior Securities	105
Item 4.	Mine Safety Disclosures	106
Item 5.	Other Information	106
Item 6.	Exhibits	106
	Signatures	108

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$77,657	$67,464
Inventory	—	73
Prepaid expenses and other current assets	2,046	4,226
Total current assets	79,703	71,763
Restricted cash, long-term	4,255	4,255
Property and equipment, net	2,683	2,979
Right-of-use lease assets, operating	27,239	28,414
Other long-term assets	392	666
Total assets	$114,272	$108,077
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,261	$3,240
Accrued expenses and other current liabilities	12,354	11,579
Operating lease liabilities, current	5,067	4,956
Total current liabilities	18,682	19,775
Notes payable, long-term	30,770	30,162
Operating lease liabilities, long-term	26,347	27,382
Warrant liabilities, long-term	40,898	1,336
Other long-term liabilities	753	998
Total liabilities	117,450	79,653
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 132,216,275 shares issued and outstanding at September 30, 2025; 48,755,451 shares issued and outstanding at December 31, 2024	1	—
Additional paid-in capital	509,358	443,734
Accumulated deficit	(512,537)	(415,310)
Total stockholders’ equity (deficit)	(3,178)	28,424
Total liabilities and stockholders’ equity (deficit)	$114,272	$108,077

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$14	$—	$90
Cost of goods sold	—	7	—	50
Gross profit	—	7	—	40
Operating expenses:
Research and development	17,457	19,004	58,043	50,190
Selling, general and administrative	5,237	4,797	15,489	18,171
Total operating expenses	22,694	23,801	73,532	68,361
Loss from operations	(22,694)	(23,794)	(73,532)	(68,321)
Other income (expense), net:
Interest income, net	166	947	895	3,420
Change in fair value of notes payable	(1,868)	(2,610)	(3,824)	3,772
Change in fair value of warrant liabilities	(21,201)	2,293	(20,724)	17,442
Other expense, net	(6)	(9)	(42)	(37)
Total other income (expense), net	(22,909)	621	(23,695)	24,597
Net loss and comprehensive loss	(45,603)	(23,173)	(97,227)	(43,724)
Accretion of dividends on convertible preferred stock	—	—	—	(1,737)
Net loss attributable to common stockholders	$(45,603)	$(23,173)	$(97,227)	$(45,461)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.48)	$(1.79)	$(1.09)
Weighted-average number of common shares outstanding, basic and diluted	64,652,953	47,973,951	54,243,512	41,892,347

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share information)

(Unaudited)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	—	$—	48,755,451	$—	$443,734	$(415,310)	$28,424
Exercise of common stock options	—	—	164,770	—	280	—	280
Share-based compensation expense	—	—	—	—	1,406	—	1,406
Net loss	—	—	—	—	—	(23,735)	(23,735)
Balance at March 31, 2025	—	$—	48,920,221	$—	$445,420	$(439,045)	$6,375
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $188	—	—	997,404	—	1,517	—	1,517
Exercise of common stock options	—	—	166	—	—	—	—
Share-based compensation expense	—	—	—	—	1,785	—	1,785
Net loss	—	—	—	—	—	(27,889)	(27,889)
Balance at June 30, 2025	—	$—	49,917,791	$—	$448,722	$(466,934)	$(18,212)
Issuance of common stock from RSU vesting	—	—	22,500	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $17	—	—	371,223	—	552	—	552
Issuance of common stock in August 2025 public offering, net of underwriting discounts, commissions and offering costs of $1,731	—	—	21,904,761	—	2,431	—	2,431
Issuance of common stock in September 2025 offering, net of underwriting discounts, commissions and offering costs of $3,984	—	—	60,000,000	1	56,015	—	56,016
Share-based compensation expense	—	—	—	—	1,638	—	1,638
Net loss	—	—	—	—	—	(45,603)	(45,603)
Balance at September 30, 2025	—	$—	132,216,275	$1	$509,358	$(512,537)	$(3,178)

	Series A, B, C-1, C-2, D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	77,994,156	$287,330	2,105,815	$—	$21,554	$(346,616)	$(325,062)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $11,223	—	—	7,433,332	—	100,277	—	100,277
Conversion of convertible preferred stock into common stock upon initial public offering	(77,994,156)	(287,330)	36,343,909	—	287,330	—	287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	—	—	1,841,321	—	19,150	—	19,150
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	425	—	425
Exercise of common stock warrants	—	—	38,544	—	—	—	—
Exercise of common stock options	—	—	133,987	—	163	—	163
Share-based compensation expense	—	—	—	—	5,217	—	5,217
Net loss	—	—	—	—	—	(3,322)	(3,322)
Balance at March 31, 2024	—	$—	47,896,908	$—	$434,116	$(349,938)	$84,178
Exercise of common stock options	—	—	16,327	—	16	—	16
Share-based compensation expense	—	—	—	—	3,790	—	3,790
Net loss	—	—	—	—	—	(17,229)	(17,229)
Balance at June 30, 2024	—	$—	47,913,235	$—	$437,922	$(367,167)	$70,755
Exercise of common stock options	—	—	135,561	—	220	—	220
Issuance of common stock from restricted stock units vesting	—	—	40,829	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,520	—	2,520
Net loss	—	—	—	—	—	(23,173)	(23,173)
Balance at September 30, 2024	—	$—	48,089,625	$—	$440,662	$(390,340)	$50,322

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(97,227)	$(43,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	850	454
Non-cash interest expense	227	275
Non-cash operating lease expense	1,174	1,496
Loss on disposal of fixed assets	—	1
Stock-based compensation expense	4,829	11,527
Change in fair value of warrant liabilities	20,724	(17,442)
Change in fair value of notes payable, non-cash	608	(5,685)
Changes in operating assets and liabilities:
Accounts receivable	—	22
Inventory	73	—
Prepaid expenses and other current assets	2,180	(885)
Accounts payable	(1,984)	1,181
Accrued expenses and other current liabilities	583	3,036
Operating lease liabilities	(923)	1,374
Other long-term assets and liabilities	(106)	(117)
Net cash used in operating activities	(68,992)	(48,487)
Cash flows from investing activities:
Purchases of property and equipment	(554)	(1,532)
Net cash used in investing activities	(554)	(1,532)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	103,695
Payments related to initial public offering costs	—	(2,854)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,069	—
Issuance of common stock and warrants in the August 2025 public offering, net of underwriting commissions and offering costs	21,328	—
Issuance of common stock in the September 2025 offering, net of underwriting commissions and offering costs	56,400	—
Proceeds from exercise of stock options	280	399
Principal payments on finance lease obligations	(338)	(81)
Net cash provided by financing activities	79,739	101,159
Net increase in cash, cash equivalents and restricted cash	10,193	51,140
Cash, cash equivalents and restricted cash at beginning of period	71,719	37,779
Cash, cash equivalents and restricted cash at end of period	$81,912	$88,919
Supplemental disclosure of cash flow information:
Interest paid	$3,216	$1,992
Payment for operating leases within operating activities	$3,917	$1,749
Non-cash investing and financing activities:
Fair value of warrant liabilities recognized in connection with August 2025 public offering	$18,838	$—
Offering costs included in accounts payable and accrued expenses	$444	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$287,330
Conversion of 2022 Convertible Notes into common stock upon initial public offering	$—	$19,150
Reclassification of warrant liability to equity upon initial public offering	$—	$425
Finance lease right-of-use asset obtained in exchange for lease liability	$—	$1,401
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,418
Purchases of property and equipment included in accounts payable	$—	$32

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Fractyl Health, Inc. (the “Company” or “Fractyl”) was incorporated on August 30, 2010 under the name MedCatalyst, Inc. The Company then changed its name to Fractyl Laboratories Inc. on January 10, 2012 and subsequently to Fractyl Health, Inc. on June 9, 2021. The Company is a metabolic therapeutics company pioneering pattern-breaking treatments for metabolic diseases, including obesity and type 2 diabetes (“T2D”). Despite advances in treatment over the last 50 years, obesity and T2D continue to be principal and rapidly growing drivers of morbidity and mortality in the 21st century. The Company believes the unmet need has shifted from short term weight loss and glucose control to durable metabolic health solutions without daily or weekly pharmacotherapy. The Company’s goal is to transform metabolic disease treatment from chronic symptomatic management to durable disease-modifying therapies that target the organ-level root causes of disease.

Revita

The Revita DMR System (“Revita”) is based on the Company’s insights surrounding the potential role of the gut in obesity. Revita is designed to remodel the duodenal lining via hydrothermal ablation (i.e. duodenal mucosal resurfacing) to reverse damage to intestinal nutrient sensing and signaling mechanisms caused by chronic high-fat and high-sugar diets that are a root cause of metabolic disease. In the U.S., Revita is for investigational use only. Revita has U.S. FDA Breakthrough Device designation in weight maintenance for people with obesity who discontinue glucagon-like peptide-1 (“GLP-1”) based drugs. The Company is evaluating Revita in the REMAIN-1 weight maintenance program, which is designed to evaluate Revita’s potential to sustain weight loss following GLP-1 discontinuation. The REMAIN program includes three distinct patient cohorts that are conducted under a single IDE: the REVEAL-1 Cohort, the REMAIN-1 Midpoint Cohort, and the REMAIN-1 Pivotal Cohort, designed to collectively establish the clinical and regulatory foundation for Revita in weight maintenance.

•
REVEAL-1 Cohort (n=22) is an open-label study in individuals with obesity who have lost at least 15% of their total body weight on a GLP-1 medication and who either need or choose to discontinue GLP-1 therapy.
•
REMAIN-1 Midpoint Cohort (n=45) is a randomized, double-blind, sham-controlled pilot study to assess the potential of Revita to maintain weight loss after GLP-1 discontinuation.
•
REMAIN-1 Pivotal Cohort (n=315) is a randomized, double-blind, sham-controlled pivotal study to evaluate the safety and efficacy of Revita in maintaining weight loss.

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

Rejuva

Rejuva is the Company's novel, locally administered, adeno-associated virus (“AAV”) delivered pancreatic gene therapy platform. Rejuva leverages advanced delivery systems and proprietary screening methods to identify and develop metabolically active gene therapy candidates targeting the pancreas. Rejuva is designed to enable long term remission of T2D and obesity by durably reprogramming pancreatic islet cells to endogenously produce metabolic hormones. The Company has a key near-term goal of advancing the lead product candidate in the platform, RJVA-001, which is targeting patients with inadequately controlled T2D, into first-in-human studies, subject to regulatory approval. RJVA-001 targets GLP-1 biology with the goal of achieving durable, well-tolerated, glycemic improvements from a single intervention.

The Company’s second candidate from the Rejuva platform, RJVA-002, is a dual GIP/GLP-1 gene therapy and is currently in preclinical development. RJVA-002 expands the Rejuva platform into obesity, targeting dual incretin biology with the goal of achieving durable, well-tolerated, weight loss from a single intervention.

The Company believes Revita and Rejuva, if approved by relevant regulatory bodies, have the potential to revolutionize treatment across the spectrum of obesity and T2D, align the clinical and economic interest of key stakeholders around the long-term regression of metabolic disease, and, at their fullest potential, significantly reduce the burden of metabolic disease globally.

Initial Public Offering

On February 6, 2024, the Company completed its IPO, pursuant to which it issued and sold 7,333,333 shares of its common stock at a price to the public of $15.00 per share, resulting in net proceeds of approximately $98.9 million, after deducting underwriting discounts and commissions as well as related offering expenses.

On March 5, 2024, the Company issued an additional 99,999 shares of its common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares at the IPO public price of $15.00 per share, resulting in additional net proceeds of approximately $1.4 million, after deducting underwriting discounts and commissions.

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

At-The-Market Offering

Concurrently with the filing of the S-3 Registration Statement, the Company filed a sales agreement prospectus supplement under an at-the-market offering (the “ATM Offering”) covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company's common stock that may be offered, issued and sold from time to time. During the nine months ended September 30, 2025, the Company issued and sold 1,368,627 shares of its common stock under the ATM Offering at a weighted average price of $1.66 per share, resulting in net proceeds of approximately $2.1 million, after deducting underwriting discounts and commissions as well as related offering expenses. In October 2025, the Company issued and sold an additional 3,333,333 shares of its common stock under the ATM Offering at a weighted average price of $1.47 per share, resulting in net proceeds of approximately $4.8 million, after deducting underwriting discounts and commissions.

August 2025 Offering

On August 6, 2025, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which it issued and sold 19,047,619 shares of its common stock, accompanied by warrants to purchase up to 19,047,619 shares of our common stock (the “Tranche A Warrants”) and warrants to purchase 19,047,619 shares of our common stock (the “Tranche B Warrants”), at a combined offering price of $1.05 per share. As part of the underwriting agreement, the Company also granted Ladenburg a 30-day option to purchase up to an additional 2,857,142 shares of the Company’s common stock, along with associated Tranche A Warrants and Tranche B Warrants, at the combined public offering price of $1.05 per share. On August 6, 2025, Ladenburg exercised the option to purchase additional shares of the Company’s common stock, along with associated Tranche A Warrants and Tranche B Warrants, in full. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC (the “August 2025 Offering”).

The August 2025 Offering closed on August 7, 2025, from which the Company received approximately $20.7 million of net proceeds, after deducting underwriting discounts and commissions as well as estimated offering expenses, excluding any potential future proceeds from the exercise of the Tranche A Warrants and Tranche B Warrants. See Note 6—“Warrant Liabilities” for more details on the Tranche A Warrants and Tranche B Warrants.

September 2025 Offering

On September 26, 2025, the Company entered into an underwriting agreement with BofA Securities, Inc. and Evercore Group L.L.C., as representatives of several underwriters, pursuant to which it issued and sold 60,000,000 shares of its common stock, at a price to the public of $1.00 per share. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC (the “September 2025 Offering”).

The September 2025 Offering closed on September 29, 2025, from which the Company received approximately $56.0 million, after deducting underwriting discounts and commissions as well as estimated offering expenses.

Liquidity

Under ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s Board of Directors (the “Board”) before the date that the financial statements are issued.

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

The Company has a history of operating losses and had an accumulated deficit of $512.5 million as of September 30, 2025. Management expects continuing operating losses in the future. The Company has financed its operations to date primarily through its equity and debt financings. Based on its current business plans, the Company believes that its available cash and cash equivalents of $77.7 million as of September 30, 2025, combined with subsequent proceeds received to date from common stock issued under the ATM Offering and warrant exercises (see Note 6—“Warrant Liabilities”), will be sufficient to fund the Company’s operating plan into early 2027. The Company’s forecast of its cash needs is subject to significant assumptions, which could change, and management could use its available capital resources sooner than it currently anticipates. In addition, without additional financing, management projects that it may not be able to comply with the minimum liquidity covenant related to the Company’s 2023 Notes by the end of 2026. Given the inherent risk and uncertainty of future cash flow estimates as well as the minimum liquidity covenant requirement, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year after the date that these financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to alleviate the substantial doubt about its ability to continue as a going concern by seeking additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies which could curtail or delay its current operating plans.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates relied upon in preparing these condensed consolidated financial statements include, but are not limited to, the fair value of common stock warrants, the fair value of notes payable, the fair value of stock-based awards, the incremental borrowing rate for lease accounting, estimates of future cash flows used in the assessment of our ability to continue as a going concern, and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

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

Warrant Liabilities

The Company classifies warrants to purchase shares of its common stock as liabilities on its consolidated balance sheets as such warrants may result in delivery of a variable number of shares or delivery of a settlement amount that is not solely indexed to the Company’s own stock. These warrants were initially recorded at fair value on the grant date, and are subsequently remeasured to fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liabilities until the earlier of exercise or expiration of the warrant.

The fair values of these warrant liabilities are determined using either a Black-Scholes option-pricing model or a Monte Carlo simulation model, depending on the nature of the warrants. The valuation model used incorporates assumptions and estimates, which the Company assesses at each financial reporting period as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying shares. The expected volatility assumption is based on a blend of historical volatilities of the Company’s share price and those of its publicly traded peer companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The expected dividend yield for the common stock warrants is 0% based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends on common stock in the foreseeable future.

This fair value measurement of the warrant liabilities is based on significant inputs that are not observable in the market and represent a Level 3 measurement. See Note 6—“Warrant Liabilities”.

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

Recently Adopted Accounting Pronouncements

The Company has not adopted any accounting pronouncements during the nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires the Company to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to provide more detailed and disaggregated information about significant expense categories, such as purchases of inventory, employee compensation, depreciation and amortization and selling expenses. This new standard, including related updates, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its consolidated financial statements, including its footnote disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$7,701	$—	$—	$7,701
	$7,701	$—	$—	$7,701
Liabilities:
Warrant liabilities, long-term	$—	$—	$40,898	$40,898
Notes payable, long-term	—	—	30,770	30,770
	$—	$—	$71,668	$71,668

	Fair Value measurements as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$38,295	$—	$—	$38,295
	$38,295	$—	$—	$38,295
Liabilities:
Warrant liabilities, long-term	$—	$—	$1,336	$1,336
Notes payable, long-term	—	—	30,162	30,162
	$—	$—	$31,498	$31,498

During the nine months ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements.

See Note 5—“Notes Payable” for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—“Warrant Liabilities” for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Payroll and payroll-related expenses	$4,384	$4,184
Research and development expenses	5,919	5,750
Professional fees and consulting services	1,544	814
Other current liabilities	507	831
	$12,354	$11,579

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

2023 Notes

On September 7, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders (the “2023 Lenders”) that provided for term loans up to aggregate principal amount of $45.0 million (the “Applicable Commitments”) in two tranches (the “2023 Notes”). The first tranche with a principal amount of $30.0 million was extended on September 7, 2023. The second tranche with a principal amount of $15.0 million would have been extended upon the Company’s achievement of certain operating and funding milestones as defined in the Credit Agreement, by July 31, 2024. Under the Credit Agreement, a further principal amount of $20.0 million may be extended to the Company, subject to the 2023 Lenders’ prior written consent in their sole discretion. Due to a shift in business strategy to include the weight maintenance study, the Company decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The outstanding balances of the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest was payable in kind (the “PIK interest”) and added to the outstanding principal amount of the loans. Beginning September 30, 2026, the Company is required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the Credit Agreement, the first principal payment date may be extended to September 30, 2027, at the Company's option, if certain financing milestones as defined in the Credit Agreement are achieved on or prior to September 30, 2026. During 2024, the Company achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, the Company is required to make an additional payment to the 2023 Lenders of a 6.0% fee (the “Exit Fee”) over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should be equal to 6.0% of the total Applicable Commitments of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

In connection with the issuance of the first tranche of the 2023 Notes, the Company issued to the 2023 Lenders warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock. The warrants were recorded as part of the warrant liabilities on the condensed consolidated balance sheet.

The Company elected to apply the fair value option to the 2023 Notes in accordance with ASC 825, Financial Instruments. Accordingly, the 2023 Notes are marked to market at the end of each reporting period, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The fair value was estimated using a discounted cash flow model by discounting projected future cash flows associated with the 2023 Notes to their present value. The discount rate used in the model is based on observable market yields for similarly rated instruments, adjusted for any specific risks inherent in the 2023 Notes. Accrued interest on the 2023 Notes is incorporated into the determination of the fair value of the 2023 Notes.

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

(in thousands)	Fair Value
Balance as of December 31, 2024	$30,162
Increase in fair value	3,824
Payment of interest	(3,216)
Balance as of September 30, 2025	$30,770

The Credit Agreement contains a minimum liquidity covenant that requires the Company to maintain a minimum $10.0 million balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the Credit Agreement contains a customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of September 30, 2025, the Company was in compliance with the financial covenants and other terms of the arrangement.

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

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the “July 2023 Warrants”). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20.9 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through September 30, 2025.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

September 30,
2025
Risk-free interest rate	4.0%
Expected term (in years)	7.8
Expected volatility	61%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2024	$1,169
Decrease in fair value	(457)
Balance as of September 30, 2025	$712

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the “September 2023 Warrants”). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4.2 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through September 30, 2025.

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

Prior to the Company's IPO in February 2024, the fair value was determined using the Monte-Carlo simulation model, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. After the completion of its IPO, the fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

September 30,
2025
Risk-free interest rate	4.0%
Expected term (in years)	7.9
Expected volatility	60%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2024	$167
Decrease in fair value	(66)
Balance as of September 30, 2025	$101

August 2025 Warrants

On August 7, 2025, the Company issued Tranche A Warrants and Tranche B Warrants to purchase 21,904,761 shares of the Company’s common stock, respectively, in connection with the August 2025 Offering (see Note 1—“Nature of the Business”). The Tranche A Warrants were immediately exercisable and the Tranche B Warrants were only exercisable upon receipt of required stockholder approval, which approval was received on October 3, 2025. See details of each set of warrants below.

August 2025 Tranche A Warrants (“Tranche A Warrants”)

Each Tranche A Warrant has an exercise price of $1.05 per share, subject to certain adjustments. The Tranche A Warrants are exercisable at any time on or after August 7, 2025 and will expire on August 7, 2027. The Tranche A

Warrants are callable at the Company's option following the release of 3-month randomized midpoint clinical data from the ongoing REMAIN-1 study, which data was published on September 26, 2025, subject to satisfaction of certain conditions including that the average trading price of the stock exceeds $1.37 per share for 15 consecutive trading days and a minimum daily trading volume threshold.

The fair value of the Tranche A Warrants at issuance was $7.9 million and was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company will remeasure the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Tranche A Warrants fair value was determined using the Monte-Carlo simulation model with the following key assumptions, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. See Note 2—“Summary of Significant Accounting Policies” for a discussion of the assumptions and estimates used in the fair value measurement.

	August 7,	September 30,
	2025	2025
Risk-free interest rate	3.7%	3.6%
Expected term (in years)	2.0	1.9
Expected volatility	110%	105%
Expected dividend yield	0%	0%

The following table provides a rollforward of the fair value of the Tranche A Warrants:

Fair Value
Fair value at issuance date of August 7, 2025	$7,886
Increase in fair value	6,571
Balance as of September 30, 2025	$14,457

Subsequent to September 30, 2025, certain holders exercised Tranche A Warrants at an exercise price of $1.05 per share resulting in the issuance of 1,290,618 shares of the company’s common stock for net proceeds of $1.3 million, after deducting underwriting discounts and commissions.

August 2025 Tranche B Warrants (“Tranche B Warrants”)

Each Tranche B Warrant has an exercise price per share of our common stock equal to $1.05, subject to certain adjustments. The Tranche B Warrants are exercisable upon receipt of stockholder approval as may be required by the applicable rules and regulations of The Nasdaq Global Market which approval was obtained at the Special Meeting of Stockholders and the Tranche B Warrants became exercisable on October 3, 2025. The Tranche B Warrants will expire on October 3, 2030, which is the date that is five years from the date that stockholder approval (the “Tranche B Warrant Stockholder Approval”) was received.

The fair value of the Tranche B Warrants at issuance was $11.0 million and was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company will remeasure the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Tranche B Warrants fair value was determined using the Black-Scholes valuation model with the following key assumptions, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement. See Note 2—“Summary of Significant Accounting Policies” for a discussion of the assumptions and estimates used in the fair value measurement.

	August 7,	September 30,
	2025	2025
Risk-free interest rate	3.8%	3.7%
Expected term (in years)	5.2	5.0
Expected volatility	85%	80%
Expected dividend yield	0%	0%

The following table provides a rollforward of the fair value of the Tranche B Warrants:

Fair Value
Fair value at issuance date of August 7, 2025	$10,952
Increase in fair value	14,676
Balance as of September 30, 2025	$25,628

Subsequent to September 30, 2025, certain holders exercised Tranche B Warrants at an exercise price of $1.05 per share resulting in the issuance of 204,214 shares of the company’s common stock for net proceeds of $0.2 million, after deducting underwriting discounts and commissions.

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of September 30, 2025:

(in thousands)
2025 (Remaining)	$1,475
2026	5,979
2027	5,817
2028	5,735
2029	5,907
Thereafter	28,860
Total future minimum lease payments	53,773

Please see Note 7—“Leases” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Company's material lease agreements.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, the Company has entered into indemnification agreements with members of its Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of its status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any losses or any material costs related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations and cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

8. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company's Board approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of September 30, 2025.

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

2024 Incentive Award Plan

On January 26, 2024, the Company's Board adopted the 2024 Incentive Award Plan (the “2024 Plan”), which became effective on February 1, 2024. The 2024 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, stock appreciation rights and other stock or cash-based awards with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is administered by the Board, or at the discretion of the Board, by a committee of the Board. The exercise prices, vesting schedules and other restrictions on awards are determined at the discretion of the Board or by a committee of the Board if so delegated, except that the term of any stock option may not be greater than ten years. The number of shares of the Company's common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares plus the number of shares subject to awards outstanding under the 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. There were 3,703,185 and 2,275,046 shares available for future grant under the 2024 Plan as of September 30, 2025 and December 31, 2024, respectively.

2024 Employee Stock Purchase Plan

On January 26, 2024, the Company's Board adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP Plan”), which became effective on February 1, 2024. The number of shares of the Company's common stock initially reserved for issuance under the 2024 ESPP Plan was 487,070 shares, which is eligible for an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of

(i) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board. The Company has not issued any shares under the 2024 ESPP Plan since it became effective. There were 974,624 and 487,070 shares available for future grant under the 2024 ESPP Plan as of September 30, 2025 and December 31, 2024, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to ESPP, stock options and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$855	$1,716	$2,283	$5,271
Selling, general and administrative	783	804	2,546	6,256
	$1,638	$2,520	$4,829	$11,527

During the nine months ended September 30, 2025, the Company granted to its employees, directors and consultants stock options to purchase a total of 2,401,486 shares of common stock.

10. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three And Nine Months Ended September 30,
	2025	2024
Outstanding stock options	11,170,521	10,727,247
Outstanding restricted stock units	—	586,180
Common stock warrants	43,971,138	161,616
Total	55,141,659	11,475,043

The table presented above does not include the number of shares that may be issued upon exercises of the common stock warrants issued in connection with the 2022 Convertible Notes and the 2023 Notes because the number of shares to be issued under these warrants are variable based on a variable exercise price at the warrant holders' option.

11. Segment Information

The Company has identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company's Chief Executive Officer is the CODM.

The Company's CODM views specific categories within research and development expenses and selling, general and administrative expenses in total as significant given the direct correlation between cash burn and profitability as a pre-commercial company. The following table reconciles reported revenues to net loss under the significant expense principle for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$14	$—	$90
Less:
Cost of goods sold	—	7	—	50
Research and development:
Revita direct program expenses	7,183	7,770	22,118	18,282
Rejuva direct program expenses	2,315	2,272	10,193	4,507
Indirect expenses	1,826	1,780	5,679	6,239
Personnel-related expenses	6,133	7,182	20,053	21,162
Total research and development expenses	17,457	19,004	58,043	50,190
Selling, general and administrative	5,237	4,797	15,489	18,171
Total other income (expense), net	(22,909)	621	(23,695)	24,597
Segment net loss	$(45,603)	$(23,173)	$(97,227)	$(43,724)

12. Subsequent Event

In October 2025, the Company issued and sold 3,333,333 shares of its common stock at a weighted average price of $1.47 per share under the ATM Offering, as further described in Note 1—“Nature of the Business”, for aggregate net proceeds of approximately $4.8 million after sales agent’s commission and other expenses.

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

Business Overview

We are a metabolic therapeutics company pioneering pattern-breaking treatments for metabolic diseases, including obesity and type 2 diabetes (“T2D”). We are focused on developing durable disease-modifying therapies that are designed to provide long-term maintenance of metabolic health without requiring lifetime treatment. Our therapeutic approach targets the organ-level root causes of obesity and T2D and is intended to move beyond chronic, symptom-focused disease management.

Since our formation in 2010, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our product candidates.

Revita

The Revita DMR System (“Revita”) is approved in Europe under a Conformitè Europëenne (“CE mark”) and has received reimbursement authorization through NUB in Germany for the treatment of T2D. In the first half of 2023, we initiated a limited commercial pilot in a single center in Dusseldorf, Germany. This pilot has since been paused, pursuant to the strategic reprioritization we announced on January 31, 2025 (“Strategic Reprioritization”).

We have also paused additional investment in the REVITALIZE-1 clinical study of Revita in T2D and the Germany Real-World Registry study. We are continuing to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis.

We are evaluating Revita in the REMAIN weight maintenance program, which is designed to include three distinct patient cohorts:

REVEAL-1 Cohort (n=22): an open-label study in individuals with obesity who have lost at least 15% of their total body weight on a GLP-1 medication and who either need or choose to discontinue GLP-1 therapy. After stopping the GLP-1 drug, participants receive Revita treatment in an open-label setting and take part in a structured diet and lifestyle program. REVEAL-1 is designed to provide early, real-world insights on how Revita performs after GLP-1 discontinuation.

REMAIN-1 Midpoint Cohort (n=45): a randomized, double-blind, sham-controlled pilot study to assess the potential of Revita to maintain weight loss after GLP-1 discontinuation. Participants are individuals with obesity who have not yet taken GLP-1 drugs, are initiated on tirzepatide at the time of enrollment, and treated with the drug to achieve at least 15% total body weight loss. Participants then discontinue tirzepatide and are randomized to undergo either Revita or a sham procedure with a 2:1 treatment allocation. The key efficacy endpoint is total body weight change in Revita versus sham at 3 months. The randomized Midpoint Cohort serves as an important early randomized readout to assess Revita’s potential to maintain weight loss after GLP-1 discontinuation.

REMAIN-1 Pivotal Cohort (n=315): a randomized, double-blind, sham-controlled pivotal study to evaluate the safety and efficacy of Revita in maintaining weight loss. The first co-primary endpoint is defined as the percent of total body weight regain from the time of tirzepatide discontinuation in Revita versus sham patients through 6-month follow up. The primary objective is to demonstrate a benefit of Revita versus sham for weight maintenance after GLP-1 discontinuation. The second co-primary endpoint evaluates a responder rate among the Revita treated participants at 1 year to demonstrate the durability of the Revita procedure for weight maintenance after discontinuation of a GLP-1 based therapy. The responder rate is defined as the percentage of participants who received the Revita procedure who maintain at least 5% total body weight loss from pre‑tirzepatide (week -21) to week 52.

We have completed enrollment of the REVEAL-1 Cohort, REMAIN-1 Midpoint Cohort and REMAIN-1 Pivotal Cohort.

Rejuva

We are also developing Rejuva, a gene therapy platform which is designed to enable long-term remission of T2D and obesity by durably reprogramming pancreatic islet cells to endogenously produce metabolic hormones.

The lead product candidate from this platform, RJVA-001, is being advanced for patients with inadequately controlled T2D. RJVA-001 is designed to express GLP-1 locally in pancreatic beta cells using nutrient-responsive control, in a single intervention, potentially enabling physiologic hormone secretion without the high circulating levels that contribute to side effects seen with systemic GLP-1 drugs. We have submitted the first Clinical Trial Application (“CTA”) module for RJVA-001 in T2D to regulators, and if the CTA is authorized, the Company expects to dose the first patients with RJVA-001 and report preliminary data in 2026.

The Company’s second candidate from the Rejuva platform, RJVA-002, is a dual GIP/GLP-1 gene therapy and is currently in preclinical development. RJVA-002 expands the Rejuva platform into obesity, targeting dual incretin biology with the goal of achieving durable, well-tolerated, weight loss from a single intervention.

We do not have any products approved for sale in the United States. To date, we have financed our operations primarily through the proceeds from sales of our equity and debt financings.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our current or future product candidates in the United States. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $97.2 million and $43.7 million, respectively. As of September 30, 2025, we had an accumulated deficit of $512.5 million. As discussed further in Liquidity and Capital Resources—Funding Requirements and Going Concern, substantial doubt exists about our ability to continue as a going concern. We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase substantially if and as we:

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

Recent Developments

Revita - Ongoing REMAIN Weight Maintenance Program

REVEAL-1 Cohort: we anticipate presenting 6-month data for the REVEAL-1 Cohort in the fourth quarter of 2025, and 1-year data in the second quarter of 2026.

REMAIN-1 Midpoint Cohort: on September 26, 2025, we announced positive results from the randomized REMAIN‑1 Midpoint Cohort (n=45), demonstrating Revita’s potential to sustain weight loss after discontinuation of GLP-1 treatment. Enrollment for this cohort had been previously completed, and as of September 26, 2025, all participants had been treated. The study met its 3-month efficacy endpoint with strong statistical significance (p=0.014), delivering 2.5% further weight loss with Revita (n=29) even after stopping tirzepatide, versus 10% weight regain in sham-treated patients (n=16) (Figure 1). These results are clinically and statistically significant and provide randomized, blinded evidence that drug-free, durable weight maintenance is possible. No Revita-related SAEs or Grade II+ AEs were observed. Side effects were infrequent, mild, and transient, consistent with prior Revita clinical study experience. We anticipate presenting 6-month randomized data from this cohort in the first quarter of 2026.

3-Month Post-Procedure Total Body Weight Change from Baseline (%)

Figure 1: Percent Total Body Weight Change by Month

Revita (n=29) (LS Mean±SEM)
Sham (n=16) (LS Mean±SEM)
Total Body Weight Change from Baseline (%)
15
10
5
0
-5
10.0 ± 4.3%
p=0.014
-2.5 ± 2.7%
0
1
3
Time (Months)

REMAIN-1 Pivotal Cohort: we have completed enrollment of the REMAIN-1 Pivotal Cohort. As of October 31, 2025, randomization was complete in 194 participants and the procedure was well-tolerated, with no unanticipated or device/procedure related serious adverse effects reported. No new safety concerns were observed. We expect to complete randomization of 315 participants to Revita versus sham in early 2026, with 6-month topline primary endpoint data anticipated in the second half of 2026. We anticipate potentially submitting a Premarket Approval (“PMA”) application with the FDA in the second half of 2026.

Rejuva

RJVA-001: in the first quarter of 2025, we achieved alignment with European authorities on a patient population and study design for our lead candidate RJVA-001 first-in-human study. In June 2025, we announced the submission of the first module of the CTA in Europe for RJVA-001. In early November 2025, the Company completed preclinical chemistry, manufacturing, and controls activities and lot release for its RJVA-001 drug product.

Pending regulatory authorization, we expect to dose the first patients with RJVA‑001 and report preliminary data in 2026. We believe Rejuva could be a potentially first-in-class, smart, durable gene therapy designed to reprogram the pancreas to provide improved metabolic control.

The upcoming Phase 1/2 first in human study is designed to be an open-label, multicenter, single ascending dose study evaluating the safety, tolerability, and preliminary efficacy of RJVA-001 in adults with inadequately controlled T2D despite use of multiple glucose-lowering agents, including GLP-1 receptor agonists. Participants will undergo a standardized medication run-in and GLP-1 washout before receiving RJVA-001 delivered via endoscopic ultrasound-guided intrapancreatic infusion. The preliminary study design comprises three escalating dose cohorts (up to 3 participants each) which will be followed by an optional expansion cohort of up to 10 additional participants treated at the selected optimal dose. Participants will be monitored for 12 months for safety, glucose control, immune response, and GLP-1 expression, and enrolled in a long-term follow-up study for up to 5 years. Primary endpoints include safety and tolerability. Secondary endpoints include change in HbA1c, fasting plasma glucose, and time-in-range as measured by continuous glucose monitoring. Exploratory endpoints assess beta-cell function, metabolic biomarkers, cardiovascular risk markers, and transgene expression.

RJVA-002: on October 7, 2025, we announced potent new preclinical data from RJVA-002, the second candidate from our Rejuva platform, at the 2025 Cell & Gene Meeting on the Mesa. The new data expand the potential of the Rejuva platform from the durable treatment of T2D to obesity. In this ongoing preclinical study, male mice engineered to express a humanized GIP receptor (Biocytogen) were fed a 60% high-fat diet (“HFD”) to induce obesity and were then randomized into one of four treatment cohorts: vehicle control, RJVA-001 mid-dose, RJVA-002 mid-dose, and RJVA-002 high-dose (n=7 per group). All mice were continued on HFD for the duration of the study. Treatment with RJVA-002 resulted in a robust, dose‑dependent reduction in body weight compared to vehicle control (Figure 2). By day 35, mice in mid- and high-dose cohorts had lost a mean of 18% (p<0.01) and 29% (p<0.0001) of their body weight after a single dose of RJVA-002, respectively (Figure 2). Results from this ongoing study at longer time points and with associated metabolic measurements will be presented at an upcoming scientific congress.

Figure 2: Percent Body Weight Change Over Time

Body Weight Change from Vehicle (%)
10
0
-10
-20
-30
-40
0
5
10
15
20
25
30
35
Days
Vehicle
RJVA-001 (mid-dose)
RJVA-002 (mid-dose)
RJVA-002 (high-dose)
-18%
(p<0.01)
-29%
(p<0.0001)

Board of Directors Update

On August 29, 2025 and effective as of September 2, 2025 (the “Effective Date”), the Board appointed Christopher Thompson, M.D. as a Class I director, with a term expiring at our 2028 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal. Additionally on August 29, 2025 and effective as of the Effective Date, the Board appointed Ian Sheffield as a Class II director, with a term expiring at our 2026 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal. Mr. Sheffield was also appointed to the audit committee of the Board, effective as of the Effective Date.

Additionally, on August 31, 2025, Amy W. Schulman tendered her resignation as a Class I director and as a member of the Board’s Nominating and Corporate Governance Committee, effective as of the Effective Date. Ms. Schulman’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

Intellectual Property Update

As of September 30, 2025, we have built a patent portfolio that includes 33 issued U.S. patents and approximately 45 pending U.S. applications, together with numerous foreign counterparts. We intend to continue seeking patent protection in the United States and internationally for our technologies.

Germany Real-World Registry Study

In 2023, we initiated the Germany Real-World Registry study, a prospective, post-market, clinical follow-up study to evaluate the Revita procedure in patients with inadequately controlled T2D. Participants’ per-protocol target entry criteria included a baseline Hemoglobin A1c (“HbA1c”) between 7–10% (inclusive), BMI ≤45 kg/m2, and treatment with at least one glucose-lowering agent (“GLA”).

As of October 31, 2025, the first 30 participants with 1 year of follow-up had, at baseline, a mean age of 60 years, a mean weight of 102 kg (225 lbs; BMI 33 kg/m²), and a mean HbA1c of 8.8%, despite being on up to three GLAs.

After a single Revita procedure, these 30 participants achieved a mean total body weight loss of 8.0% with weight decreasing from 102 kg to 94 kg at 3 months, a result that was sustained throughout 1 year post-procedure (94 kg) (Table 1, Figure 3). Notably, 28 of 30 participants lost weight, 20 of 30 participants experienced at least a 5% weight reduction, and 12 of 30 participants saw weight reductions of 10% or more. In parallel, mean HbA1c decreased by 1.0% at 3 months, from 8.8% at baseline to 7.7%, and this improvement was sustained throughout 1 year post-procedure (7.9%) (Table 1) with 83% (25/30) of participants on stable or reduced GLAs. In this cohort, weight loss and glucose improvements began as early as one month after the Revita procedure and were sustained through 1 year of follow-up (Table 1).

Table 1. Germany Real-World Registry Study Weight and Blood Sugar Data Post-Revita Procedure (n=30)

Endpoint	Baseline	3 Months	6 Months	1 Year
Weight (kg)	102 ± 3.4	94 ± 3.3	94 ± 3.3	94 ± 3.3
HbA1c (%)	8.8 ± 0.2	7.7 ± 0.4	7.9 ± 0.3	7.9 ± 0.2

Mean ± standard error of the mean (“SEM”) values shown. Fractyl Health internal data.

Of these 30 participants, 14 have now been followed for 2 years post-procedure. These 14 participants had a mean age of 62 years, mean weight of 104 kg (229 lbs; BMI 34 kg/m²), and a mean HbA1c of 9.1%, despite being on up to three GLAs. These 14 participants achieved a mean weight loss of 7.9% at 1 year with weight decreasing from 104 kg to 95 kg, an improvement that was maintained through 2 years post-procedure (94 kg) (Table 2). Mean HbA1c reduced by 1.2% at 1 year, from 9.1% at baseline to 7.8%, and this improvement was sustained throughout 2 years post procedure (7.4%) (Table 2), with 86% (12/14) of participants on stable or reduced GLAs.

Table 2. Germany Real-World Registry Study Weight and Blood Sugar Data Post-Revita Procedure (n=14)

Endpoint	Baseline	3 Months	6 Months	1 Year	2 Years
Weight (kg)	104 ± 5.7	96 ± 5.5	96 ± 5.3	95 ± 5.3	94 ± 5.3
HbA1c (%)	9.1 ± 0.4	8.1 ± 0.7	8.2 ± 0.5	7.8 ± 0.3	7.4 ± 0.3

Mean ± SEM values shown. Fractyl Health internal data.

Figure 3. Germany Real-World Registry Study: Total Body Weight Change from Baseline

Figure 3: German Real-World Registry: Total Body Weight Change from Baseline

Total Body Weight Change
(%, mean ± SEM)
5
0
-5
-10
-15
-8.0±0.8
-8.1±1.0
-8.0±1.2
-8.9±1.9
0
3
6
12
24
n=
30
30
30
14
Time (months)

Medication use was recorded at baseline and each follow-up visit. Changes were categorized as initiation or discontinuation of any GLA or anti-obesity medication class. In this Germany Real-World Registry study, treatment adjustments reflected routine clinical management and were not protocol-mandated. At baseline, patients were on up to 3 GLAs prior to treatment with Revita with inadequately controlled T2D.40% of participants were already receiving a glucagon‑like peptide-1 receptor agonist (“GLP-1RA”) for glucose control and remained inadequately controlled despite treatment. During follow-up, 14 of 30 (47%) participants remained on stable GLAs through their last follow-up period, 11 of 30 (37%) participants decreased the number of GLAs from baseline, and only 5 of 30 (17%) participants increased the number of GLAs from baseline. Analyses of weight and HbA1c were stratified by the change in the number of GLAs from baseline to account for the potential confounding effects of concomitant pharmacotherapy.

When stratifying for medication adjustments post-baseline, participants who were on either stable or reduced medications (n=25) had similar effects on weight and HbA1c at 1 year and 2 years post-procedure compared to the entire cohort. Those participants on stable or reduced medications had a mean weight reduction of 8.4±1.3% and 8.8±2.2% compared to 8.0±1.2% and 8.9±1.9% for the entire cohort (Figure 3) at 1 year and 2 years post-procedure, respectively. Likewise, participants on stable or reduced medications had a mean HbA1c reduction of 0.9±0.3% and 1.7±0.4% compared to 0.8±0.3% and 1.7±0.4% for the entire cohort at 1 year and 2 years post-procedure, respectively. Thus, the sustained improvement in weight and HbA1c observed after Revita occurred despite a substantial reduction in average GLA use and cannot be attributed to new medication use during the Germany Real-World Registry study follow up period.

Patient-reported outcomes (“PROs”) revealed that Revita was valued by patients and improved T2D management. At 1 year and 2 years post-procedure, 97% and 93% of participants, respectively, reported that they would undergo the

Revita procedure again, and 100% and 93% of participants, respectively, would recommend the procedure to a family member or friend (n=30 at 1 year; n=14 at 2 years post-procedure). Revita received a mean score of 9.8±0.1 and 10±0.0 (1-10 scale, 10 highest) for its ability to improve T2D management. Revita’s ability to improve quality of life was scored a mean of 9.6±0.2 and 10±0.0 by Germany Real-World Registry study participants at 1 and 2 years post-procedure, respectively.

No device- or procedure-related serious adverse events have been reported to date.

Collectively, these findings highlight the potential of a single Revita treatment to deliver durable weight maintenance, glucose improvement, and reduction in medication utilization without significant adverse events in a real-world setting out to 2 years post-procedure. Parallel PROs demonstrate durable patient-perceived value and improvement in T2D management.

Components of our Condensed Consolidated Results of Operations

There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025 (our “Annual Report”), except as stated below.

The following table reflects our research and development expense, including direct program-specific expense summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Direct program-specific expenses:
Revita	$7,183	$7,770	$22,118	$18,282
Rejuva	2,315	2,272	10,193	4,507
Total direct program-specific expenses	9,498	10,042	32,311	22,789
Indirect expenses	1,826	1,780	5,679	6,239
Personnel-related expenses (including stock-based compensation)	6,133	7,182	20,053	21,162
Total research and development expenses	$17,457	$19,004	$58,043	$50,190

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q as well as Note 2 to our audited financial statements as of and for the year ended December 31, 2024 included in our Annual Report. Our critical accounting estimates related to warrant liabilities, as described below, have been updated from what we disclosed in the “Critical Accounting Policies and Significant Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report. For a complete discussion of our updated critical accounting estimates related to warrant liabilities, see Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of three months ended September 30, 2025 and 2024

The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$—	$14	$(14)	(100.0%)
Cost of goods sold	—	7	(7)	(100.0%)
Gross profit	—	7	(7)	(100.0%)
Operating expenses:
Research and development	17,457	19,004	(1,547)	(8.1%)
Selling, general and administrative	5,237	4,797	440	9.2%
Total operating expenses	22,694	23,801	(1,107)	(4.7%)
Loss from operations	(22,694)	(23,794)	1,100	(4.6%)
Other income (expense), net	(22,909)	621	(23,530)	(3,789.0%)
Net loss and comprehensive loss	$(45,603)	$(23,173)	$(22,430)	96.8%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the three months ended September 30, 2024 was related to our pilot commercial launch in Germany. As part of the Strategic Reprioritization, we paused our commercial efforts in Germany in the first quarter of 2025.

Research and Development Expenses

Research and development expenses decreased by $1.5 million, or 8.1%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to reduced spending on the REVITALIZE-1 study as a result of our Strategic Reprioritization and a decrease in stock-based compensation expense.

Revita-related expenses decreased by $0.6 million primarily due to a $0.1 million decrease in clinical related expenses and a $0.5 million decrease in collaborative medical research expenditures. Decreases in clinical related expenses were primarily driven by reduced expenses from the REVITALIZE-1 study as a result of our Strategic Reprioritization, partially offset by the positive progress made in our REMAIN-1 study. Rejuva-related expenditures were comparable to those incurred in the same period in 2024. In addition, stock-based compensation expenses decreased by $0.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million, or 9.2%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily attributable to professional service fees incurred related to the issuance of the warrants in connection with the August 2025 Offering. See the “Liquidity and Capital Resources” section below for details about the August 2025 Offering and its associated warrants.

Other Income (Expense), Net

Other expense, net, of $22.9 million during the three months ended September 30, 2025 was primarily attributable to a $21.2 million loss from the change in fair value of warrant liabilities and a $1.9 million loss from the change in fair value of the 2023 Notes, partially offset by $0.2 million of net interest income. Other income, net, of $0.6 million during the three months ended September 30, 2024 was primarily attributable to a $2.3 million gain from the change in fair value of warrant liabilities and $0.9 million of net interest income, partially offset by a $2.6 million loss from the change in fair value of the 2023 Notes.

Change in fair value of warrant liabilities was mainly a result of the fluctuation of the value of the underlying shares of our common stock. Change in fair value of the 2023 Notes were primarily driven by a combination of interest on the notes payable and the fluctuation of market interest rates.

Comparison of nine months ended September 30, 2025 and 2024

The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$—	$90	$(90)	(100.0%)
Cost of goods sold	—	50	(50)	(100.0%)
Gross profit	—	40	(40)	(100.0%)
Operating expenses:
Research and development	58,043	50,190	7,853	15.6%
Selling, general and administrative	15,489	18,171	(2,682)	(14.8%)
Total operating expenses	73,532	68,361	5,171	7.6%
Loss from operations	(73,532)	(68,321)	(5,211)	7.6%
Other income (expense), net	(23,695)	24,597	(48,292)	(196.3%)
Net loss and comprehensive loss	$(97,227)	$(43,724)	$(53,503)	122.4%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold during the nine months ended September 30, 2024 was related to our pilot commercial launch in Germany. As part of the Strategic Reprioritization, we paused our commercial efforts in Germany in the first quarter of 2025.

Research and Development Expenses

Research and development expenses increased by $7.9 million, or 15.6%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the advancements made in our Revita and Rejuva programs.

Revita-related expenses increased by $3.8 million primarily due to a $5.0 million increase in clinical related expenses, partially offset by a $1.2 million decrease in collaborative medical research expenditures. Increases in clinical expenses were primarily driven by the positive progress made in our REMAIN-1 study, partially offset by reduced expenses from the REVITALIZE-1 study as a result of our Strategic Reprioritization. Rejuva-related expenditures increased by $5.7 million due to continued development in our Rejuva gene therapy program.

Salaries, bonuses and other compensatory benefits increased by $1.9 million primarily due to severance expenses related to the Strategic Reprioritization as well as our effort to bring certain clinical and scientific resources in house.

The increases above were partially offset by a $3.0 million decrease in stock-based compensation and a $0.7 million decrease in our allocated facility expenses primarily due to the expenses incurred when we moved into our new office and laboratory space in Burlington, MA in the first quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.7 million, or 14.8%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $3.7 million decrease in stock-based compensation, partially offset by a $0.3 million increase in personnel-related expenses, including salaries, bonuses and other compensatory benefits, as a result of the expansion of our general and administrative workforce to support our operation as a public company. In the third quarter of 2025, we also incurred $0.5 million professional service fees related to the issuance of the warrants in connection with the August 2025 Offering. See the “Liquidity and Capital Resources” section below for details about the August 2025 Offering and its associated warrants.

Other Income (Expense), Net

Other expense, net, of $23.7 million during the nine months ended September 30, 2025 was primarily attributable to a $20.7 million loss from the change in fair value of warrant liabilities and a $3.8 million loss from the change in fair value of the 2023 Notes, partially offset by $0.9 million of net interest income. Other income, net, of $24.6 million during the nine months ended September 30, 2024 was primarily attributable to a $17.4 million gain from the change in fair value of warrant liabilities, a $8.0 million gain from the change in fair value of the 2022 Convertible Notes and $3.4 million net interest income, partially offset by a $4.2 million loss from the change in fair value of the 2023 Notes.

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

Loan and Security Agreements

2023 Notes

On September 7, 2023, we entered into a credit agreement, as amended from time to time (the “Credit Agreement”), with Symbiotic Capital Opportunities Holding, L.P. and Catalio Structured Opportunities AIV I LP (the “2023 Lenders”) that provided for term loans up to an aggregate principal amount of $45.0 million (the “2023 Notes”) in two tranches. The first tranche, with a principal amount of $30.0 million, was extended on September 7, 2023, resulting in net proceeds of approximately $28.4 million. The second tranche, with a principal amount of $15.0 million, would have been extended upon our achievement of certain operating and funding milestones as defined in the Credit Agreement, by July 31, 2024. The Credit Agreement also provides for a third tranche with an uncommitted principal amount of $20.0 million that may be extended to us, subject to the 2023 Lenders’ prior written consent in their sole discretion. Due to a shift in business strategy expansion to include the weight maintenance study, we decided not to pursue the milestones required to access the second tranche. As a result, the second tranche was not extended.

The Credit Agreement, as amended, contains financial covenants a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of September 30, 2025, we were in compliance with the minimum liquidity covenant and other terms of the arrangement.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind and added to the outstanding principal amount of the 2023 Notes. Beginning September 30, 2026, we are required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the Credit Agreement, the first principal payment date may be extended to September 30, 2027, at our election, if certain financing milestones as defined in the Credit Agreement are achieved on or prior to September 30, 2026. During 2024, we achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, we are required to make an additional payment to the 2023 Lenders of a 6.0% fee (the “Exit Fee”), over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total commitment of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

As of September 30, 2025, the balance of the 2023 Notes was carried at its fair value of $30.8 million.

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

At-The-Market Offering

Concurrently with the filing of the S-3 Registration Statement, we filed a sales agreement prospectus supplement under an at-the-market offering (the “ATM Offering”) covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be offered, issued and sold from time to time. During the nine months ended September 30, 2025, we issued and sold 1,368,627 shares of our common stock under the ATM Offering at a weighted average price of $1.66 per share resulting in net proceeds of approximately $2.1 million, after deducting underwriting discounts and commissions as well as related offering expenses. In October 2025, we issued and sold an additional 3,333,333 shares of our common stock under the ATM Offering at a weighted average price of $1.47 per share, resulting in net proceeds of approximately $4.8 million, after deducting underwriting discounts and commissions.

August 2025 Offering

On August 6, 2025, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), in connection with the underwritten offering, issuance and sale by us of 19,047,619 shares of our common stock, warrants to purchase up to 19,047,619 shares of our common stock (the “Tranche A Warrants”) and warrants to purchase 19,047,619 shares of our common stock (the “Tranche B Warrants”). The combined offering price for each share of our common stock, accompanying Tranche A Warrant and accompanying Tranche B Warrant was $1.05. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC (the “August 2025 Offering”).

Each Tranche A Warrant has an exercise price per share of common stock equal to $1.05, subject to certain adjustments. The Tranche A Warrants are exercisable at any time on or after August 7, 2025 and will expire on August 7, 2027. The Tranche A Warrants are callable at our option following the release of 3-month randomized midpoint clinical data from the ongoing REMAIN-1 study, which data was published on September 26, 2025, subject to satisfaction of certain conditions including that the average trading price of the stock exceeds $1.37 per share for 15 consecutive trading days and a minimum daily trading volume threshold.

Each Tranche B Warrant has an exercise price per share of common stock equal to $1.05, subject to certain adjustments. The Tranche B Warrants are exercisable upon receipt of the Tranche B Warrant Stockholder Approval, which was obtained at the Special Meeting of Stockholders and the Tranche B Warrants became exercisable on October 3, 2025. The Tranche B Warrants will expire on October 3, 2030, which is the date that is five years from the date of the Tranche B Warrant Stockholder Approval.

In addition, we granted Ladenburg a 30-day option to purchase up to an additional 2,857,142 shares of our common stock, along with associated Tranche A Warrants and Tranche B Warrants, at the combined public offering price of $1.05 per share, less underwriting discounts and commissions. On August 6, 2025, Ladenburg exercised the option to purchase additional shares of our common stock, along with associated Tranche A Warrants and Tranche B Warrants, in full.

The August 2025 Offering closed on August 7, 2025, from which we received approximately $20.7 million of net proceeds, after deducting underwriting discounts and commissions as well as estimated offering expenses payable by us.

Subsequent to September 30, 2025, certain holders exercised Tranche A Warrants at an exercise price of $1.05 per share resulting in the issuance of 1,290,618 shares of our common stock for net proceeds of $1.3 million, after deducting underwriting discounts and commissions. Certain holders exercised Tranche B Warrants at an exercise price of $1.05 per share resulting in the issuance of 204,214 shares of the our common stock for net proceeds of $0.2 million, after deducting underwriting discounts and commissions.

September 2025 Offering

On September 26, 2025, we entered into an underwriting agreement with BofA Securities, Inc. and Evercore Group L.L.C., as representatives of several underwriters, pursuant to which we issued and sold 60,000,000 shares of our common stock, at a price to the public of $1.00 per share. The securities were issued pursuant to the S-3 Registration Statement and a related prospectus supplement filed with the SEC (the “September 2025 Offering”).

The September 2025 Offering closed on September 29, 2025, from which we received approximately $56.0 million of net proceeds, after deducting underwriting discounts and commissions as well as estimated offering expenses.

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

To date, we have financed our operations primarily through our equity and debt financings. We have a history of operating losses and had an accumulated deficit of $512.5 million as of September 30, 2025. Based on our current business plans, we believe that our available cash and cash equivalents of $77.7 million as of September 30, 2025, combined with subsequent proceeds received to date from common stock issued under the ATM Offering and warrant exercises, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2027, through multiple key clinical and regulatory milestones. Our estimate as to how long we expect our existing cash and cash equivalents will be able to continue to fund our operating expenses and capital expenditure requirement is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. In addition, without additional financing, we may not be able to comply with the minimum liquidity covenant related to our 2023 Notes by the end of 2026. Given the inherent risk and uncertainty of future cash flow estimates as well as the minimum liquidity covenant requirement, we have concluded that substantial doubt exists about our ability to continue as a going concern for at least one year after the date that these financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We will require substantial additional capital beyond the proceeds from our IPO, ATMt Offering, August 2025 Offering and September 2025 Offering and subsequent offerings to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and development programs or future commercialization efforts.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(68,992)	$(48,487)
Net cash used in investing activities	(554)	(1,532)
Net cash provided by financing activities	79,739	101,159
Net increase in cash, cash equivalents and restricted cash	$10,193	$51,140

Operating Activities

Cash used in operating activities of $69.0 million for the nine months ended September 30, 2025 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $97.2 million adjusted for net non-cash expense of $28.4 million, primarily consisting of $20.7 million non-cash loss from the change in fair value of warrant liabilities, $0.6 million non-cash loss from the change in fair value of notes payable, $4.8 million in stock-based compensation, $1.2 million non-cash operating lease expense, $0.9 million depreciation and $0.2 million non-cash interest expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of 0.2 million.

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

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 were related to the purchase of property and equipment. The decrease in the nine months ended September 30, 2025, as compared with the nine months ended September 30, 2024, was primarily due to our spending on leasehold improvement, office furniture and information technology equipment as we moved into our new office and laboratory space in Burlington, MA in the first quarter of 2024.

Financing Activities

Cash provided by financing activities of $79.7 million for the nine months ended September 30, 2025 was primarily driven by net proceeds of $79.8 million from the issuance of common stock in connection with the August 2025 Offering and the September 2025 Offering and our ATM offering and $0.3 million from stock option exercises, partially offset by $0.3 million of principal payments made on finance lease obligations.

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

As of September 30, 2025, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of September 30, 2025, our future contractual commitments for our leases were $53.8 million, of which $52.8 million were related to our operating leases. For additional information on our leases and timing of future payments, please see Note 7— “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

OBBB Act

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Act of 2012 (“JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We have also elected to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medical device and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a metabolic therapeutics company with a limited operating history in developing medical devices and biopharmaceutical products, which makes it difficult to evaluate our business and prospects in future product development. We have no products approved for commercial sale in the United States and have not generated any revenue from product sales. We received CE mark for Revita in Europe, following its European Certification in 2016, and have received reimbursement authorization through NUB in Germany for the treatment of T2D. To date, we have devoted substantially all of our resources and efforts to increasing our manufacturing capacity, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and undertaking preclinical and clinical studies of our lead product candidate Revita, including the ongoing REMAIN-1 pivotal clinical study, and preclinical and clinical studies of our product candidate Rejuva. Pursuant to our Strategic Reprioritization, we paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We are continuing to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis. We have not yet demonstrated our ability to successfully complete any pivotal clinical studies, submit a Premarket Approval application (“PMA”), a new drug application, or biologic license application (“BLA”), or similar marketing authorization application, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability to develop new medical devices and biopharmaceutical products than it could be if we had a longer operating history.

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

We have incurred net losses since inception, have not generated any significant revenue from product sales to date and have financed our operations primarily through the proceeds from sales of our equity and debt financing. We have incurred a net loss of approximately $97.2 million and $43.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $512.5 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our losses have resulted principally from expenses incurred in research and development of our product candidates, as well as management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our lead product candidate, Revita, is currently undergoing the REMAIN-1 pivotal clinical study, a randomized, double-blind trial of Revita versus sham in patients who have lost at least 15% total body weight on tirzepatide therapy and wish to discontinue their GLP-1 therapy without weight regain. Pursuant to our Strategic Reprioritization, we paused additional investment in our Revita programs for T2D, which consist of the REVITALIZE-1 study and the Germany Real-World Registry study. We are continuing to follow existing participants in both studies per protocol and will report clinical, health economic, and patient-relevant outcomes from the Germany Real-World Registry study on an ongoing basis. We expect that it will be several years, if ever, before we have a commercialized product in the United States and generate significant revenue from product sales. Even if we succeed in receiving marketing approval or certification for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

Developing medical devices or biopharmaceutical products, including conducting preclinical and clinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical studies of, and seek marketing approval or certification for our current and any future product candidates. Even if one or more of the product candidates that we develop is approved or certified for commercial sale, we anticipate incurring significant costs associated with commercializing any approved or certified product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other comparable foreign regulatory authorities or notified bodies to perform clinical studies or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval or certification for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Because the design and outcome of our anticipated clinical studies are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We are incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding beyond the proceeds from our IPO, ATM Offering, August 2025 Offering and September 2025 Offering in order to maintain our continuing operations in the future.

As of September 30, 2025, we had approximately $77.7 million in cash and cash equivalents, which, combined with subsequent proceeds received to date from common stock issued under the ATM Offering and warrant exercises, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2027, through multiple key clinical and regulatory milestones. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operating expenses and capital expenditure requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, without additional financing, we may not be able to comply with the minimum liquidity covenant related to our 2023 Notes by the end of 2026. Given the inherent risk and uncertainty of future cash flow estimates as well as the minimum liquidity covenant requirement, we have concluded that substantial doubt exists about our ability to continue as a going concern for at least one year after the date that these financial statements are issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under Credit Agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of September 30, 2025, substantially all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

Our ability to utilize our net operating loss carryforwards, research and development tax credit carryforwards, and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $260.4 million and $225.9 million, respectively, which begin to expire at various dates beginning in 2030. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act.

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

Similarly, we are not permitted to market any biological product in the United States or in foreign jurisdictions until we receive approval of a biologics license application (“BLA”) from the FDA or approval of similar foreign applications from comparable foreign authorities. We anticipate that each of our Rejuva gene therapy candidates will be regulated as a biological product or biological product-device combination product, requiring approval of a BLA or a similar approval from comparable foreign authorities, and as the case may be, certification from a notified body. We have not previously submitted a BLA to the FDA, or similar applications to comparable foreign authorities. A BLA and similar applications must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency (or efficacy) for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product. Similar requirements may apply in foreign jurisdictions.

To the extent we intend to sell medical devices in member states of the European Union (“EU”), our products must comply with the general safety and performance requirements of the Medical Devices Regulation (“MDR”) (Regulation (EU) No 2017/745), which repeals and replaces the Medical Devices Directive (the “MDD”). Compliance with these requirements is a prerequisite to be able to affix the European conformity (“CE” or “CE mark”) to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. The notified body would typically audit and examine the technical file and the manufacturer’s quality system (notified bodies must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements), design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues an EU certificate, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. See Part I, Item 1. Business—Government Regulations—Regulation of Medical Devices in the European Union in our Annual Report for more information.

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

The aforementioned EU rules are generally applicable in the European Economic Area (“ EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Non-compliance with the above requirements would therefore also prevent us from selling our products, if approved, in Norway, Liechtenstein and Iceland. We cannot be certain that transitioning towards the MDR will not have any material impact on our sales in the EU and EEA and, if we were considered noncompliant and unable to sell our products in the EU and EEA, it could harm our business, operating results, prospects and financial condition.

As a result of the UK leaving the EU, since January 1, 2021, the regulatory framework and regimes for medical devices in the UK and the EU have diverged. Northern Ireland has adopted a hybrid approach as a result of the divergence in accordance with the Northern Ireland Protocol. GB’s national legislation remains based on the (EU) MDD as implemented nationally. However, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in GB. This amendment will come into force on June 16, 2025. In addition, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) launched a consultation between November 14, 2024 and January 5, 2025 on proposals to update the pre-market requirements for medical devices in GB. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in GB. The new legislation is expected to come into force in 2026. Under the UK Medical Devices Regulations, certain medical devices need to be “UKCA” certified by a UK approved body in order to be lawfully placed on the GB market. However, certain medical devices in compliance with: (1) the (EU) MDD can continue to be placed on the GB market until the sooner of certificate expiration or June 30, 2028. or (2) the (EU) MDR can continue to be placed on the GB market until the sooner of certificate expiration or June 30, 2030. Medical devices also need to bear a physical United Kingdom Conformity Assessment (the “UKCA”) mark in order to be lawfully placed on the GB market. However, one of the key topics in the MHRA’s recent consultation was to obtain feedback on whether to remove the requirement for a medical device and its labelling (i.e., packaging and instructions for use) in GB to bear a physical UKCA mark. Instead of requiring a medical device and its labelling to bear a UKCA mark, manufacturers would be required to assign a unique design identification (“UDI”) to medical devices before they are placed on the GB market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI.

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
•
failure to perform clinical studies in accordance with the FDA’s good clinical practice (“GCP”), requirements, or applicable regulatory guidelines in other countries;
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

We could encounter delays if a clinical study is suspended or terminated by us, by the IRBs of the institutions in which such studies are being conducted, by the Data Safety Monitoring Board (“DSMB”), for such study or by the FDA or other regulatory authorities. These authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, inspection of the clinical study operations or study site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device in the United States, if necessary to support for a PMA, 510(k) premarket notification or de novo classification request, a sponsor must, among other things, apply for and obtain institutional review board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical studies in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such studies may not support marketing authorization of the investigational device. Moreover, certainty that clinical studies will meet desired endpoints or produce meaningful or useful data and be free of unexpected adverse effects cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue. Similar requirements may apply in jurisdictions outside the United States.

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

Delays or disruptions in regulatory, permit or governmental approval processes may impact our business

If federal government funding lapses, and/or if federal agencies are unable to perform their usual duties, such as reviewing regulatory submissions, issuing permits, or performing inspections, our business could be adversely affected. For example, a prolonged federal government shutdown could result in delays in regulatory approvals.

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
•
we may be required to create a risk evaluation and mitigation strategy (“REMS”) or similar mitigation plans in the case of our Rejuva gene therapy candidates, which could include a medication guide outlining the risks of such side effects for distribution to patients;
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

The FDA granted Breakthrough Device designation for the Revita DMR System, as an adjunct to diet and exercise, to perform hydrothermal ablation of the duodenal mucosa (the “Revita DMR procedure”), for use in the maintenance of weight loss after discontinuation of GLP-1-based therapy on patients who cannot tolerate long-term GLP-1 therapy and who are not candidates for endoscopic remodeling procedure or bariatric surgery. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.

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

Many private payors currently base their reimbursement policies on the coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed with our products, if approved, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for the procedures performed with our products in an adequate amount, if at all. A Medicare national or local coverage decision denying coverage for our products or for procedures using our products could result in private and other third-party payors also denying coverage for our products or procedures using our products. Third-party payors also may deny reimbursement for our products or procedures using our products if they determine that a product used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payors underscore the uncertainty that our product face in the market and could have a material adverse effect on our business.

Many hospitals, clinics and other health care providers in the United States participate in group purchasing organizations, (“GPOs”), which may incentivize their members to make a relatively large proportion of purchases of medical technology from a limited number of vendors of similar products that have contracted with the GPO to offer discounted prices to the GPO’s members. Accordingly, the commercial success of our products may also depend to some extent on our ability to either negotiate favorable purchase contracts with key group purchasing organizations and/or persuade hospitals and clinics to purchase our product “off contract.” The healthcare industry in the United States has experienced a trend toward cost containment as government and private payors seek to control healthcare costs by paying service providers lower rates. While we believe that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Private payors frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payors are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. Because of these programs, and related payor efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our product profitably if third-party payors deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payors to hospitals could adversely affect our ability to market, sell our products, and negatively affect our financial performance.

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

Any regulatory approvals or certifications that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority or notified body approves or certifies our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice requirements (“cGMPs”), or similar foreign requirements, good clinical practice requirements (“GCPs”), for any clinical studies that we conduct post-approval, and applicable product tracking and tracing requirements for certain drug and biological products. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP or similar foreign requirements and adherence to commitments made in any marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA and foreign regulatory authorities could require us to conduct another study to obtain additional safety or biomarker information.

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

FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval or certification of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval or certification that we may have obtained and we may not achieve or sustain profitability. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

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

The ability of the FDA, similar foreign regulatory authorities and notified bodies to review and authorize or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the European Medicines Agency (the “EMA”), following its relocation to Amsterdam and corresponding staff changes, may also slow the time necessary for new products or modifications to cleared or approved products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

In the EU, we must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU. These reports will have to be submitted through EUDAMED—once functional—and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until EUDAMED is fully functional, the corresponding provisions of the MDD continue to apply. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices (“ FSNs”). For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

If we obtain approval or certification for any product candidates, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. For example, we are pursuing market authorization for Revita to improve glycemic control and eliminate insulin needs in T2D patients inadequately controlled on insulin, but physicians may decide to use Revita for other, non‑approved, T2D patient populations. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

Risks Related to Our Business and Strategy

We are substantially dependent on the success of our lead product candidate, Revita, and our product candidates for Rejuva. If we are unable to obtain marketing approval or certification for and commercialize any of our current or future product candidates in a timely manner, our business will be harmed.

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

In addition, our strategy includes identifying, developing and commercializing our Rejuva gene therapy candidates by using an AAV vector for endoscopic delivery of transgenes, such as GLP-1 receptor analog, to the pancreas to enable long‑term remission of T2D . Our future success depends on the successful development of our Rejuva gene therapy platform. To date, very few products that utilize gene transfer have been approved in the United States or Europe and no gene therapy products that utilize an endoscopic method of administration have been approved. In addition, there have been a limited number of clinical studies of gene transduction technologies as compared to other, more conventional forms of therapy.

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

Commercialization of Revita, our Rejuva gene therapy candidates, and any of our other future product candidates in the United States and other jurisdictions in which we intend to pursue marketing approval or certification for such product candidates is a key element of our strategy. To be commercially successful, we must establish through clinical studies and educate physicians, hospitals and other healthcare providers, as well as potential patients, that the Revita DMR procedure and our Rejuva gene therapy candidates are superior and attractive alternatives to currently available treatment options. Acceptance of our Rejuva gene therapy candidates and the Revita DMR procedure depends on establishing their safety and effectiveness, including the Revita DMR procedure’s durability in treating obesity or T2D, and educating our target audience about their distinct characteristics, potential benefits, safety and ease-of-use. If we are not successful in establishing safety, effectiveness and ease of use, and conveying that our product candidates, if approved or certified, or the procedures and treatment they enable, provide superior results compared to existing technologies, practices and/or therapies, or that these product candidates improve patient outcomes, we may experience reluctance or refusal on the part of physicians, hospitals and other healthcare providers to accept and order, and third-party payors to pay for the treatment or procedures performed with, our product candidates, or patients may elect not to undergo the Revita DMR procedure or take our Rejuva gene therapy candidates.

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

We intend to focus our sales, marketing and training efforts on diabetologists, gastroenterologists and interventional endoscopists. However, the initial point of contact for many patients suffering from obesity and/or T2D may be primary care physicians (“PCPs”), or other referring medical professionals, such as nurse practitioners or physician assistants, who commonly see patients who have, or who are at risk of developing, obesity and/or T2D. We believe that education of PCPs, and other medical professionals caring for patients with metabolic diseases, about the clinical merits and patient benefits of the Revita DMR procedure and our Rejuva gene therapy candidates is an important element of the adoption and market acceptance of our product candidates. If we fail to educate PCPs and other medical professionals, or if we educate them but they disagree with the clinical merits, patient benefits and ease-of-use of the DMR procedure using Revita and/or our Rejuva gene therapy candidates, or do not modify their current referral pattern to refer obesity and/or

T2D patients to diabetologists, gastroenterologists and interventional endoscopists to perform the DMR procedure using Revita, our ability to achieve our projected revenues may be impaired.

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

Our Rejuva gene therapy candidates involve introducing genetic material into a patient’s pancreas via endoscopic administration. Gene therapy remains a novel technology, with only a limited number of gene therapies approved to date.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our drug candidates. For example, the House of Representatives of the prior Congress (the “118th Congress”) passed the BIOSECURE Act, which proposed prohibiting U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies and certain of their respective subsidiaries and affiliates, and would authorize the U.S. government to include additional Chinese biotechnology companies of concern. This version of the BIOSECURE Act included a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. On October 9, 2025, the Senate of the current Congress (the “119th Congress”) passed its version of the National Defense Authorization Act (“NDAA”) for Fiscal Year 2026, which includes an amendment prohibiting contracting with certain biotechnology providers. While the amendment includes the same general prohibitions around government funding, contracts, and grants to certain biotechnology companies and entities which contract with such companies, there are certain differences from the versions of the BIOSECURE Act proposed by the prior 118th Congress. Rather than explicitly naming the companies of concern, the amendment defines a “biotechnology company of concern” as an entity that is identified on the annual 1260H List of Chinese military companies (the “1260H List”) issued by the U.S. Department of Defense, any entity designated as such by the U.S. Government, and certain subsidiaries, parents, affiliates, and successors of the foregoing. In addition, the amendment provides a grandfathering period of five years for entities that are designated by the U.S. Government; however, entities identified on the 1260H List are not eligible for such grandfathering period. The House and Senate of the current Congress will need to reconcile their respective versions of the NDAA and therefore it is possible for the language to further change and be amended, or even for the amendment to be removed from the final reconciled version of the NDAA. If the BIOSECURE Act becomes law, or similar laws or restrictions are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, and it is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our drug candidates.

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

We and our third-party suppliers and manufacturers are required to comply with the FDA’s cGMPs, which in the case of medical devices is currently known as the Quality System Regulation (“QSR”). The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our device product candidates. The FDA audits compliance with the QSR and similar cGMPs for biologics through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. If we or our suppliers or manufacturers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the International Organization for Standardization (“ISO”). Foreign bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign bodies. We intend to comply with the standards enforced by such foreign bodies as needed to commercialize our products. If we fail to adequately comply with any of these standards, a foreign body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

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

Changes in methods of our Rejuva gene therapy candidates' manufacturing or formulation may result in additional costs or delay.

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
•
the Health Insurance Portability and Accountability Act of 1996 (“ HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
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

There have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the United States healthcare system. Outside of the United States, foreign governments and regulatory authorities may implement new requirements that could impact our business and market acceptance. Certain of these proposals could limit the prices we are able to charge for our products or limit coverage of, or lower reimbursement for, procedures associated with the use of our products, once approved, and could limit the acceptance and availability of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. The Affordable Care Act (the “ACA”), made a number of substantial changes in the way healthcare is financed by both governmental and private insurers, including: establishing a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implementing payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and expanding the eligibility criteria for Medicaid programs.

Certain provisions of the ACA have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law, including the Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “TCJA”), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Additionally, earlier in 2021, President Biden issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how the Supreme Court ruling, other litigation, or the healthcare reform measures of the Biden administration will impact our business.

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

Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, (“MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations, or cash flows. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, once approved, and accordingly, our financial operations. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”), was signed into law, which, among other things, contains provisions to lower prescription drug costs. The impact of the IRA on the pharmaceutical industry is likely to be significant. In addition, the current U.S. administration has also issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. On September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. While it is unclear whether and how these proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved or certified. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, certain high-risk medical devices as of 2026, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We are subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (the “EU GDPR”), governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (the “EEA”), and the UK General Data Protection Regulation and UK Data Protection Act 2018 (the “UK GDPR”), governs similar collection and other processing activities involving personal data about individuals in the United Kingdom. References to the GDPR in this Quarterly Report on Form 10-Q include both the EU GDPR and the UK GDPR. Among other things, the GDPR imposes requirements regarding processing data relating to an identifiable living individual or “personal data”, including health and other sensitive data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the EEA and the UK. The GDPR imposes substantial fines for breaches and violations, which can be up to the greater of €20 million (£17.5 million for the UK) or 4% of our annual global revenue and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, the GDPR regulates transfers of personal data Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to data transfers from the EEA to the United States, the EU-US Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The UK Extension to the DPF followed in October 2023, as an effective UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures.

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

The strength of patent rights generally, and particularly the patent positions of medical device companies, can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. The standards that the United States Patent and Trademark Office (the “USPTO”), and its foreign counterparts use to grant patents are not always applied predictably or uniformly. Changes in either the patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. The legal systems of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability. Third parties may challenge any existing patent or future patent we own or license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable, or even if valid and enforceable, insufficient to provide protection against competing products and services to achieve our business objectives. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third-party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), in September 2011 established additional opportunities for third parties to invalidate U.S. patent claims, including inter partes review and post-grant review proceedings. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. Competitors may claim that they invented the inventions claimed in our patents or pending applications prior to the inventors of our intellectual property, or may have filed for protection for certain inventions before we did. We may need to participate in interference or derivation proceedings, which may result in the loss of some or all of the patent protection at issue. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. Any of these proceedings may be very complex and expensive, and may divert our management’s attention from our core business. If any of our patents, should they issue, are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates or other technologies, competitors and other third parties could market products and use processes that are substantially similar or identical to, or superior to, ours and our business would suffer.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents. On September 16, 2011, the Leahy-Smith America Invents Act or the Leahy-Smith Act was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, including switching the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. For example, a third party that files a patent application before us at the USPTO could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Additional provisions of the Leahy‑Smith Act allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent through various proceedings, including post-grant review and inter partes review proceedings, administered by the USPTO. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, should they issue, all of which could have a material adverse effect on our business, results of operation, financial condition or cash flows.

On June 1, 2023, the European Union Patent Package (the “EU Patent Package”), regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the “UPC”), for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We decided to opt out our European patents from the UPC, and doing so may preclude us from realizing the benefits of the UPC.

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

As of September 30, 2025, we have 101 full-time employees, including 73 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we are operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 51% of our voting stock, including securities currently exercisable or convertible into voting stock. Therefore, these stockholders may be able to exert control over us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of September 30, 2025, we had outstanding a total of 132,216,275 shares of our common stock. All shares of our common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. Subject to applicable securities law restrictions, the shares previously subject to lock-up agreements in connection with our IPO are now able to be sold in the public market. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued upon the exercise of stock options, RSUs and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans. Accordingly, shares registered under the registration statement on Form S-8 will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and subject, in the case of affiliates, to volume, manner of sale and other limitations under Rule 144.

The holders of approximately 38,518,563 shares of our common stock as of the effective date of our IPO, which was approximately 29% of our outstanding shares as of September 30, 2025 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares (including additional shares of our common acquired by such holders after the IPO, subject to the terms of our fifth amended and restated investors’ rights agreement) or to include such shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market.

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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•
establish a classified board so that not all members of our board of directors (the “Board”) are elected at one time;

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in this Quarterly Report on Form 10-Q and scaled executive compensation information. If we qualify as a smaller reporting company because we meet the revenue limits under the definition of a smaller reporting company, we will be a

“low-revenue smaller reporting company.” Low-revenue smaller reporting companies are not required to obtain an external audit on the effectiveness of their internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). These exemptions and reduced disclosures may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

None.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended September 30, 2025, Harith Rajagopalan, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading arrangement on August 29, 2025 that is intended to satisfy the affirmative defense of Rule 10b5‑1(c) for the sale of up to 483,885 shares of the Company’s common stock until June 26, 2026.

Other than described above, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Fractyl Health, Inc.

Date: November 12, 2025	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D., Ph.D.
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Lisa A. Davidson
Lisa A. Davidson
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)