Form 10-Q
period 2026-03-31
FRACTYL HEALTH, INC.
filed 2026-05-12
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the number of shares of the registrant’s common stock outstanding was approximately 158,648,963.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy (including our Strategic Reprioritization, as defined herein), prospective products or product candidates, plans regarding or status of clinical trials or studies and their design, our plans for readouts of interim or final results, product approvals, communications with or submissions to the U.S. Food and Drug Administration (the “FDA”), research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management, the anticipated use of or impact of the net proceeds from offerings of our securities, and the timing of any of the foregoing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the impact of laws and regulations;
•
our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Act of 2012 (“JOBS Act”);
•
the impact of adverse macroeconomic conditions, geopolitical events, and potential future public health crises, including epidemics and pandemics; and
•
other forward looking statements, risks and uncertainties, including those listed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2026 (“Annual Report”).

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, described in the Risk Factors in our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,168	$81,540
Prepaid expenses and other current assets	2,752	6,036
Total current assets	65,920	87,576
Restricted cash, long-term	4,255	4,255
Property and equipment, net	2,126	2,407
Right-of-use lease assets, operating	26,403	26,827
Other long-term assets	681	337
Total assets	$99,385	$121,402
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,649	$1,574
Accrued expenses and other current liabilities	8,618	11,651
Operating lease liabilities, current	5,141	5,104
Total current liabilities	15,408	18,329
Notes payable, long-term	30,136	30,586
Operating lease liabilities, long-term	25,540	25,956
Warrant liabilities, long-term	6,355	36,410
Other long-term liabilities	569	663
Total liabilities	78,008	111,944
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 158,648,963 and 153,372,044 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	568,422	565,721
Accumulated deficit	(547,046)	(556,264)
Total stockholders’ equity	21,377	9,458
Total liabilities and stockholders’ equity	$99,385	$121,402

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$15,598	$19,435
Selling, general and administrative	5,222	5,324
Total operating expenses	20,820	24,759
Loss from operations	(20,820)	(24,759)
Other income (expense), net:
Interest income, net	593	503
Change in fair value of notes payable	(610)	(283)
Change in fair value of warrant liabilities	30,055	825
Other expense, net	—	(21)
Total other income, net	30,038	1,024
Net income (loss) and comprehensive income (loss)	$9,218	$(23,735)
Net income (loss) per share, basic and diluted	$0.06	$(0.49)
Weighted-average number of common shares outstanding, basic and diluted	158,492,158	48,865,468

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share information)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	153,372,044	$1	$565,721	$(556,264)	$9,458
Exercise of pre-funded warrants	4,843,179	—	—	—	—
Stock-based compensation expense	—	—	2,531	—	2,531
Issuance of common stock under employee stock purchase plan	433,740	—	170	—	170
Net income	—	—	—	9,218	9,218
Balance at March 31, 2026	158,648,963	$1	$568,422	$(547,046)	$21,377

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	48,755,451	$—	$443,734	$(415,310)	$28,424
Exercise of common stock options	164,770	—	280	—	280
Stock-based compensation expense	—	—	1,406	—	1,406
Net loss	—	—	—	(23,735)	(23,735)
Balance at March 31, 2025	48,920,221	$—	$445,420	$(439,045)	$6,375

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$9,218	$(23,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	281	290
Non-cash interest expense	65	79
Non-cash operating lease expense	424	382
Stock-based compensation expense	2,531	1,406
Change in fair value of warrant liabilities	(30,055)	(825)
Change in fair value of notes payable, non-cash	(450)	(777)
Changes in operating assets and liabilities:
Inventory	—	73
Prepaid expenses and other current assets	(774)	(665)
Accounts payable	75	(1,761)
Accrued expenses and other current liabilities	(2,929)	780
Operating lease liabilities	(379)	(298)
Other long-term assets and liabilities	(484)	(28)
Net cash used in operating activities	(22,477)	(25,079)
Investing activities:
Purchases of property and equipment	—	(448)
Net cash used in investing activities	—	(448)
Financing activities:
Proceeds from exercise of stock options	—	280
Proceeds from common stock warrants	4,058	—
Proceeds from issuance of common stock under employee stock purchase plan	170	—
Principal payments on finance lease obligations	(123)	(109)
Net cash provided by financing activities	4,105	171
Net decrease in cash, cash equivalents and restricted cash	(18,372)	(25,356)
Cash, cash equivalents and restricted cash at beginning of period	85,795	71,719
Cash, cash equivalents and restricted cash at end of period	$67,423	$46,363
Supplemental disclosure of cash flow information:
Interest paid	$1,060	$1,094
Payment for operating leases within operating activities	$1,345	$1,306
Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$46

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

Revita

The Revita DMR System (“Revita”) is based on the Company’s insights surrounding the potential role of the gut in obesity. Revita is designed to remodel the duodenal lining via hydrothermal ablation (i.e. duodenal mucosal resurfacing) to reverse damage to intestinal nutrient sensing and signaling mechanisms caused by chronic high-fat and high-sugar diets that are a root cause of metabolic disease. In the U.S., Revita is for investigational use only. Revita has U.S. FDA Breakthrough Device designation in weight maintenance for people with obesity who discontinue glucagon-like peptide-1 (“GLP-1”) based drugs. The Company has received favorable FDA feedback on its De Novo classification request for Revita and anticipates submitting a potential De Novo marketing application in the late fourth quarter of 2026. The Company is evaluating Revita in the REMAIN-1 weight maintenance program, which is designed to evaluate Revita’s potential to maintain weight loss following GLP-1 based therapy discontinuation. The REMAIN-1 program includes three distinct patient cohorts that are conducted under a single IDE: the REVEAL-1 Cohort, the REMAIN-1 Midpoint Cohort, and the REMAIN-1 Pivotal Cohort, designed to collectively establish the clinical and regulatory foundation for Revita in weight maintenance.

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

Rejuva

The Company is also developing Rejuva, a novel, locally administered, adeno-associated virus delivered pancreatic gene therapy platform. Rejuva is designed to enable long-term remission of T2D and obesity by durably reprogramming pancreatic islet cells to endogenously produce metabolic hormones. Rejuva leverages advanced delivery systems and proprietary screening methods to identify and develop metabolically active gene therapy candidates targeting the pancreas. The lead candidate from the Rejuva platform, RJVA-001 is designed to be delivered to the pancreas via a single endoscopic intervention to enable pancreatic beta cells to express GLP-1 locally via nutrient-responsive control. This gene therapy approach enables physiologic GLP-1 secretion without the high circulating levels that contribute to side effects seen with systemic GLP-based drugs. The Company completed key preclinical in vivo studies to support a CTA for RJVA-001 and subsequently submitted CTAs for RJVA-001 in T2D to regulators in the EU (Netherlands) and Australia in the second half of 2025, advancing the program toward its anticipated first-in-human study. In April 2026, the Company received CTA authorization in the Netherlands for RJVA-001, enabling initiation of the anticipated Phase 1/2 first-in-human study evaluating RJVA-001 in adults with inadequately controlled T2D. Subject to site activation, the Company expects to dose the first patient with RJVA-001 and report preliminary data in the second half of 2026. The Company also plans to conduct the study at sites in Australia, where a CTA has been submitted and regulatory feedback is expected in the third quarter of 2026.

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

The Company has financed its operations to date primarily through its equity and debt financings. The Company has a history of operating losses and had an accumulated deficit of $547.0 million as of March 31, 2026, and management expects continuing operating losses in the future. As of March 31, 2026, the Company had available cash and cash equivalents of $63.2 million. Management believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into early 2027, through multiple key clinical and regulatory milestones. However, these existing cash resources will not be sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.

The Company expects to seek additional funds through equity or debt financings or through collaboration or licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies which could curtail or delay its current operating plan. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates relied upon in preparing these condensed consolidated financial statements include, but are not limited to, the fair value of common stock warrants, the fair value of notes payable, the fair value of stock-based awards, the incremental borrowing rate for lease accounting, estimates of future cash flows used in the assessment of the Company’s ability to continue as a going concern, and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ materially from those estimates.

Leases

The Company has entered into operating leases for office and laboratory spaces and finance leases for certain laboratory equipment, which are accounted for in accordance with ASC 842, Leases, (“ASC 842”).

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

Warrant Liabilities

The Company classifies warrants to purchase shares of its common stock as liabilities on its consolidated balance sheets as such warrants may result in delivery of a variable number of shares or delivery of a settlement amount that is not solely indexed to the Company’s own stock. These warrants were initially recorded at fair value on the grant date, and are subsequently remeasured to fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to adjust the liabilities until the earlier of exercise or expiration of the warrant.

The fair values of these warrant liabilities are determined using a Black-Scholes option-pricing model. The valuation model used incorporates assumptions and estimates, which the Company assesses at each financial reporting period as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying shares. The fair value of the underlying shares represents the closing price of its common stock traded on the Nasdaq Global Market. The expected volatility assumption is based on a blend of historical volatilities of the Company’s share price and those of its publicly traded peer companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The expected dividend yield for the common stock warrants is 0% based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends on common stock in the foreseeable future.

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

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU simplifies the guidance around capitalization of software development costs. ASU 2025-06 is effective for annual periods beginning after December 31, 2027, with early adoption permitted. The Company elected to early adopt ASU 2025-06 effective January 1, 2026. The adoption had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to provide more detailed and disaggregated information about significant expense categories, such as purchases of inventory, employee compensation, depreciation and amortization, and selling expenses. This new standard, including related updates, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its condensed consolidated financial statements, including its footnote disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$36,172	$—	$—	$36,172
	$36,172	$—	$—	$36,172
Liabilities:
Warrant liabilities, long-term	$—	$—	$6,355	$6,355
Notes payable, long-term	—	—	30,136	30,136
	$—	$—	$36,491	$36,491

	Fair Value measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$35,829	$—	$—	$35,829
	$35,829	$—	$—	$35,829
Liabilities:
Warrant liabilities, long-term	$—	$—	$36,410	$36,410
Notes payable, long-term	—	—	30,586	30,586
	$—	$—	$66,996	$66,996

During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3 measurements.

See Note 5—“Notes Payable” for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—“Warrant Liabilities” for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Payroll and payroll-related expenses	$3,221	$5,653
Research and development services	4,122	4,316
Professional fees and consulting services	679	721
Other current liabilities	596	961
	$8,618	$11,651

5. Notes Payable

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

In connection with the issuance of the first tranche of the 2023 Notes, the Company issued to the 2023 Lenders warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock. The warrants are recorded as part of the warrant liabilities on the condensed consolidated balance sheet.

The Company elected to apply the fair value option to the 2023 Notes in accordance with ASC 825, Financial Instruments. Accordingly, the 2023 Notes are marked to market at the end of each reporting period, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). The fair value was estimated using a discounted cash flow model by discounting projected future cash flows associated with the 2023 Notes to their present value. The discount rate used in the model is based on observable market yields for similarly rated instruments, adjusted for any specific risks inherent in the 2023 Notes, which is a level 3 fair value measurement and requires judgment to determine at each period end. Accrued interest on the 2023 Notes is incorporated into the determination of the fair value of the 2023 Notes.

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

(in thousands)	Fair Value
Balance as of December 31, 2025	$30,586
Increase in fair value	610
Payment of interest	(1,060)
Balance as of March 31, 2026	$30,136

The Credit Agreement contains a minimum liquidity covenant that requires the Company to maintain a minimum $10.0 million balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the Credit Agreement contains a customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of March 31, 2026, the Company was in compliance with the financial covenants and other terms of the arrangement.

6. Warrant Liabilities

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the “July 2023 Warrants”). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20.9 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through March 31, 2026.

The fair value of the July 2023 Warrants was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

March 31,
2026
Risk-free interest rate	4.1%
Expected term (in years)	7.3
Expected volatility	82.2%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2025	$1,139
Decrease in fair value	(925)
Balance as of March 31, 2026	$214

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of

Preferred Stock of the Company that is then authorized, or the Company’s common stock (the “September 2023 Warrants”). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4.2 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through March 31, 2026.

The fair value of the September 2023 Warrants was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

March 31,
2026
Risk-free interest rate	4.1%
Expected term (in years)	7.4
Expected volatility	82.1%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2025	$167
Decrease in fair value	(135)
Balance as of March 31, 2026	$32

August 2025 Warrants

On August 6, 2025, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which it issued and sold 19,047,619 shares of its common stock, accompanied by warrants to purchase up to 19,047,619 shares of its common stock (the “Tranche A Warrants”) and warrants to purchase 19,047,619 shares of its common stock (the “Tranche B Warrants”), at a combined offering price of $1.05 per share. As part of the underwriting agreement, the Company also granted Ladenburg a 30-day option to purchase up to an additional 2,857,142 shares of the Company’s common stock, along with associated Tranche A Warrants and Tranche B Warrants, at the combined public offering price of $1.05 per share. Concurrent with the closing of the offering, Ladenburg exercised the option to purchase additional shares of the Company’s common stock, along with associated Tranche A Warrants and Tranche B Warrants, in full.

The Tranche A Warrants and Tranche B Warrants were issued on August 7, 2025. The Tranche A Warrants were immediately exercisable and the Tranche B Warrants were only exercisable upon receipt of required stockholder approval, which approval was received on October 3, 2025. See details of each set of warrants below.

Tranche A Warrants

Each Tranche A Warrant had an exercise price of $1.05 per share, subject to certain adjustments. The Tranche A Warrants were exercisable at any time on or after August 7, 2025 and any unexercised Tranche A Warrants were set to expire on August 7, 2027. The Tranche A Warrants were callable at the Company’s option following the release of 3-month randomized midpoint clinical data from the ongoing REMAIN-1 study, which data was published on September 26, 2025, subject to satisfaction of certain conditions including that the average trading price of the Company’s common stock exceeds $1.37 per share for 15 consecutive trading days and a minimum daily trading volume threshold. In December 2025, the Company satisfied the conditions necessary to call these warrants and exercised its call option. As of December 31,

2025, Tranche A Warrants were exercised to purchase 21,904,261 shares of the Company’s common stock for total proceeds of $23.0 million, $4.1 million of which was received in January 2026. The remaining unexercised 500 warrants were cancelled on December 30, 2025 upon expiration of the warrant call.

Tranche B Warrants

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

The fair value of the Tranche B Warrants was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, Tranche B Warrants to purchase 21,147,002 shares of the Company’s common stock remained outstanding.

Tranche B Warrants fair value was determined using the Black-Scholes valuation model with the following key assumptions, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement.

March 31,
2026
Risk-free interest rate	3.7%
Expected term (in years)	4.5
Expected volatility	103.6%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the Tranche B Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2025	$35,104
Decrease in fair value	(28,995)
Balance as of March 31, 2026	$6,109

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of March 31, 2026:

(in thousands)
2026 (Remaining)	$4,491
2027	5,817
2028	5,735
2029	5,907
2030	6,084
Thereafter	22,776
Total future minimum lease payments	$50,810

Please see Note 7—“Leases” in the Notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report for further discussion of the Company’s material lease agreements.

8. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company’s board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of March 31, 2026.

Common Stock

On January 26, 2024, the Company’s board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 300,000,000 shares of common stock at $0.00001 par value per share.

In November 2025, the Company entered into exchange agreements with certain investors pursuant to which these investors exchanged 4,850,000 shares of the Company’s common stock for an equal number of pre-funded warrants with an exercise price of $0.00001 per share. In January 2026, these investors exercised all 4,850,000 shares of pre-funded warrants, resulting in the issuance by the Company of 4,843,179 shares of common stock, with the remaining 6,821 shares withheld to satisfy the aggregate exercise price of the pre-funded warrants.

S-3 Registration Statement

On March 3, 2025, the Company filed a Registration Statement on Form S-3 with the SEC, which was subsequently amended on March 13, 2025 (as amended, the “S-3 Registration Statement”). The S-3 Registration Statement became effective on March 18, 2025. It contains a base prospectus, which covers the offering, issuance and sale of up to $300.0 million in the aggregate of the securities from time to time in one or more offerings.

At-The-Market Offering

On March 3, 2025, concurrently with the filing of the S-3 Registration Statement, the Company entered into a sales agreement with Jefferies LLC as sales agent (the “Sales Agreement”) and filed a prospectus supplement under an at-the-market offering (the “ATM Offering”) covering the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock. During the term of the ATM Offering, the Company issued and sold 4,701,960 shares of its common stock at a weighted average price of $1.53 per share, resulting in net proceeds of approximately $6.8 million, after deducting commissions and offering expenses. On March 23, 2026, the Company notified Jefferies LLC of its intention to terminate the Sales Agreement pursuant to its terms. As a result, the Sales Agreement was terminated effective April 6, 2026 and no further sales will be made thereunder after such date.

9. Stock-Based Compensation

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan, as amended, (the “2011 Plan”) provided for the Company to grant restricted stock, restricted stock units, incentive stock options and nonqualified stock options with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. Incentive stock options could only be granted to employees. The 2011 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting schedules and other restrictions of awards were determined at the discretion of the board of directors or by a committee of the board of directors if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of stock option could not be greater than ten years. Upon the effective date of the 2024 Incentive Award Plan (the “2024 Plan”), as discussed below, the Company ceased granting equity awards under the 2011 Plan.

2024 Incentive Award Plan

On January 26, 2024, the Company’s board of directors adopted the 2024 Plan, which became effective on February 1, 2024. The 2024 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, stock appreciation rights and other stock or cash-based awards with respect to shares of common stock to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting schedules and other restrictions on awards are determined at the discretion of the board of directors or by a committee of the board of directors if so delegated, except that the term of any stock option may not be greater than ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 Plan was 4,298,825 shares plus the number of shares subject to awards outstanding under the 2011 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025, and ending on and including January 1, 2034, equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the board of directors.

There were 3,907,210 and 3,035,013 shares available for future grant under the 2024 Plan as of March 31, 2026 and December 31, 2025, respectively.

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

The 2024 ESPP Plan provides for rolling six-month offering periods. The Company began its first offering period on August 1, 2025, and issued 433,740 shares of common stock on January 30, 2026 at the end of the offering period. There were 2,074,604 and 974,624 shares available for future grant under the 2024 ESPP Plan as of March 31, 2026 and December 31, 2025, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to its ESPP, stock options, and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$1,127	$568
Selling, general and administrative	1,404	838
	$2,531	$1,406

During the three months ended March 31, 2026, the Company granted to its employees stock options to purchase a total of 1,045,682 shares of common stock.

10. Net Income (Loss) Per Share

The following securities that could potentially dilute basic net income (loss) per share in the future were not included in the computation of diluted net income (loss) per share for the periods presented, because to do so would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	19,671,897	11,092,400
Outstanding restricted stock units	—	22,500
Common stock under employee stock purchase plan	549,789	—
Common stock warrants	21,308,618	161,616
Total	41,530,304	11,276,516

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

The Company’s CODM views specific categories within research and development expenses and selling, general and administrative expenses in total as significant given the direct correlation between cash burn and profitability as a pre-commercial company. The following table reconciles reported operating expenses to net loss under the significant expense principle for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
Operating expenses
Research and development:
Revita direct program expenses	$4,965	$6,754
Rejuva direct program expenses	1,903	3,217
Indirect expenses	1,891	2,013
Personnel-related expenses	6,839	7,451
Total research and development expenses	15,598	19,435
Selling, general and administrative	5,222	5,324
Total operating expenses	20,820	24,759
Other income, net	30,038	1,024
Segment net income (loss)	$9,218	$(23,735)

12. Subsequent Event

Termination of ATM Offering

On March 23, 2026, the Company provided notice to Jefferies LLC of its termination of the Sales Agreement associated with the ATM Offering. The termination took effect on April 6, 2026 and, as a result, no further sales of the Company’s common stock will be made under the ATM Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (i) our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”), on March 24, 2026 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are a clinical-stage metabolic therapeutics company focused on pioneering novel approaches to treat obesity and type 2 diabetes (“T2D”). Our Revita® and Rejuva® candidates are designed to target root causes of metabolic diseases, allowing us to advance metabolic disease treatment from chronic management towards prevention and reversion of the disease. For a detailed description of our business, product candidates, and development programs, refer to our Annual Report.

Key Developments During the Three Months Ended March 31, 2026

Revita. REMAIN-1 Midpoint Cohort. In January 2026, we announced 6-month randomized data. As of January 29, 2026, across the prespecified efficacy population (n=40, with five participants excluded per protocol due to diet and lifestyle noncompliance and only included in the safety population), Revita-treated participants experienced a 4.5% weight regain vs 7.5% in the sham arm at 6 months (p=0.07, one-sided), consistent with meaningful and sustained attenuation of the expected post-GLP-1 rebound trajectory. An exploratory analysis of participants who achieved above median weight loss during GLP-1 run-in (n=20) showed that Revita-treated participants experienced 4.2% weight regain versus 13.3% with sham at 6 months, corresponding to an approximately 70% relative reduction in post-GLP-1 weight regain (LS mean difference -9.1%; p=0.004, one-sided). As expected, treatment-by-run-in weight loss interaction terms suggested a meaningful relationship between degree of GLP-1-associated weight loss and the magnitude of Revita benefit. Further post-hoc analysis in March 2026 demonstrated a statistically significant correlation between ablation length and weight maintenance in the Revita arm and that more complete duodenal ablation drives greater treatment effect (n=29; p=0.048). Putting both together, in participants with above median GLP-1-induced weight loss who received greater than 14 cm duodenal ablation, Revita participants retained 88% of GLP-1 induced weight loss at six months compared to only 60% in sham participants. Revita continued to demonstrate favorable safety and tolerability results through six months, with no treatment-emergent serious adverse events related to the device or procedure, and no study discontinuations due to adverse events. No new related adverse events were observed between 3- and 6-month follow up.

Rejuva. We completed key preclinical in vivo studies to support clinical trial applications (“CTAs”) for RJVA-001, our lead gene therapy candidate and subsequently submitted CTAs for RJVA-001 in T2D to regulators in the EU (Netherlands) and Australia in the second half of 2025. In April 2026, we received CTA authorization in the Netherlands for RJVA-001, enabling initiation of the anticipated Phase 1/2 first-in-human study evaluating RJVA-001 in adults with inadequately controlled T2D. Subject to site activation, we expect to dose the first patient with RJVA-001 and report preliminary data in the second half of 2026. We also plan to conduct the study at sites in Australia, where a CTA has been submitted and regulatory feedback is expected in the third quarter of 2026. We also advanced RJVA-002, our dual GIP/GLP-1 gene therapy candidate, through preclinical development.

Anticipated 2026 Revita Milestones

With randomization complete of the REMAIN-1 Pivotal Cohort, we are advancing toward multiple anticipated clinical and regulatory milestones toward pivotal readout and potential U.S. regulatory submission. In March 2026 in connection with its regulatory strategy, the Company received pre-submission feedback from the FDA in which it acknowledged that the safety profile of the Revita DMR System, based on clinical data from over 300 procedures, is consistent with a Class II device classification. As in all applications, the FDA indicated that final pathway determinations will be made following review of the complete safety dataset which the Company intends to include in its potential De Novo marketing application submission.

•
One-year REVEAL-1 Cohort data in the second quarter of 2026.
•
One-year REMAIN-1 Midpoint Cohort randomized data in the third quarter of 2026.
•
Topline six-month randomized data from the REMAIN-1 Pivotal Cohort in the early fourth quarter of 2026.
•
Potential FDA De Novo marketing application submission in post-GLP-1 weight maintenance in the late fourth quarter of 2026.

Anticipated 2026 Rejuva Milestones

•
First-in-human dosing of RJVA-001, subject to site activation, and expected reporting of preliminary data in the second half of 2026.

We are pursuing opportunities to strengthen our balance sheet and fund our path towards potential commercialization, leveraging the achievement of clinical data milestones.

Management believes that our available cash and cash equivalents balance of $63.2 million as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into early 2027. Importantly, we are well funded through multiple key clinical and regulatory milestones in 2026, including the anticipated topline six-month randomized data from the REMAIN-1 Pivotal Cohort, anticipated De Novo marketing application submission in post-GLP-1 weight maintenance, and initial dosing and preliminary data from our RJVA-001 clinical program. For additional information regarding our liquidity, funding requirements and going concern assessment, see “Funding Requirements and Going Concern” below and the section titled “Risk Factors” in our Annual Report.

Components of our Condensed Consolidated Results of Operations

There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report, except as stated below.

The following table reflects our research and development expenses, including direct program-specific expenses summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Direct program-specific expenses:
Revita	$4,965	$6,754
Rejuva	1,903	3,217
Total direct program-specific expenses	6,868	9,971
Indirect expenses	1,891	2,013
Personnel-related expenses (including stock-based compensation)	6,839	7,451
Total research and development expenses	$15,598	$19,435

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 2 – “Significant Accounting Policies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q as well as Note 2 – “Significant Accounting Policies” to our audited financial statements as of and for the year ended December 31, 2025 included in our Annual Report.

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$15,598	$19,435	$(3,837)	(19.7%)
Selling, general and administrative	5,222	5,324	(102)	(1.9%)
Total operating expenses	20,820	24,759	(3,939)	(15.9%)
Loss from operations	(20,820)	(24,759)	3,939	(15.9%)
Other income, net	30,038	1,024	29,014	2,833.4%
Net income (loss) and comprehensive income (loss)	$9,218	$(23,735)	$32,953	(138.8%)

Research and Development Expenses

Research and development expenses decreased by $3.8 million, or 19.7%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily related to reduced spending on our Revita and Rejuva programs, as well as lower personnel-related expenses.

Revita-related expenses decreased by $1.7 million primarily driven by a $1.6 million reduction in clinical expenses, which was mainly due to reduced expenses associated with the REVITALIZE-1 study following our Strategic Reprioritization in the first quarter of 2025, partially offset by increased costs related to the ongoing REMAIN-1 study. Rejuva-related expenses decreased by $1.5 million, primarily driven by lower spending on drug product manufacturing and pre-clinical research activities, partially offset by costs incurred to advance the program toward clinical readiness. Personnel related expenses decreased by $0.6 million, primarily related to lower headcount as a result of our Strategic Reprioritization in the first quarter of 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the three months ended March 31, 2026 were $5.2 million, consistent with $5.3 million during the three months ended March 31, 2025.

Other Income (Expense), Net

Other income, net, of $30.0 million during the three months ended March 31, 2026 was primarily attributable to a $30.1 million gain from the change in fair value of our warrant liabilities and $0.6 million of net interest income, partially offset by a $0.6 million loss from the change in fair value of the 2023 Notes. Other income, net, of $1.0 million during the three months ended March 31, 2025 was primarily attributable to a $0.8 million gain from the change in fair value of our warrant liabilities and $0.5 million of net interest income, partially offset by a $0.3 million loss from the change in fair value of the 2023 Notes.

Change in fair value of warrant liabilities was mainly a result of the fluctuation of the value of the underlying shares of our common stock. Change in fair value of the 2023 Notes were primarily driven by a combination of interest on the notes payable and the fluctuation of market interest rates.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we also evaluate our performance using Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest income, net, (ii) depreciation expense, (iii) stock-based compensation expense, (iv) changes in the fair value of notes payable and (v) changes in the fair value of warrant liabilities.

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

A reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA is presented below.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$9,218	$(23,735)
Interest income, net	(593)	(503)
Depreciation	281	290
EBITDA	8,906	(23,948)
Stock-based compensation expense	2,531	1,406
Change in fair value of notes payable	610	283
Change in fair value of warrant liabilities	(30,055)	(825)
Adjusted EBITDA	$(18,008)	$(23,084)

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

The Credit Agreement, as amended, contains financial covenants, including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of March 31, 2026, we were in compliance with the minimum liquidity covenant and other terms of the arrangement.

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

As of March 31, 2026, the balance of the 2023 Notes was carried at its fair value of $30.1 million.

S-3 Registration Statement

On March 3, 2025, we filed a Registration Statement on Form S-3 with the SEC, which was subsequently amended on March 13, 2025 (as amended, the “S-3 Registration Statement”). The S-3 Registration Statement became effective on March 18, 2025. It contains a base prospectus, which covers the offering, issuance and sale of up to $300.0 million in the aggregate of the securities from time to time in one or more offerings.

At-The-Market Offering

On March 3, 2025, concurrently with the filing of the S-3 Registration Statement, we entered into a sales agreement with Jefferies LLC as sales agent (the “Sales Agreement”) and filed a prospectus supplement under an at-the-market offering (the “ATM Offering”) covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock. During the term of the ATM Offering, we issued and sold 4,701,960 shares of our common stock at a weighted average price of $1.53 per share, resulting in net proceeds of approximately $6.8 million, after deducting commissions and offering expenses. On March 23, 2026, we notified Jefferies LLC of our intention to terminate the Sales Agreement pursuant to its terms. As a result, the Sales Agreement was terminated effective April 6, 2026 and no further sales will be made thereunder after such date.

August 2025 Warrants

In connection with our underwritten public offering that closed on August 7, 2025 (the “August 2025 Offering”), we issued warrants to purchase shares of our common stock, including the Tranche A and Tranche B Warrants (collectively the “August 2025 Warrants”). For additional information regarding the August 2025 Offering and the terms of the August 2025 Warrants, refer to Note 1 to the consolidated financial statements included in our Annual Report.

All Tranche A Warrants were exercised or expired by December 31, 2025, and none remained outstanding as of March 31, 2026. No Tranche B Warrants were exercised during the three months ended March 31, 2026. As of March 31, 2026, Tranche B Warrants to purchase 21,147,002 shares of our common stock remained outstanding, each with an exercise price of $1.05 per share, subject to certain adjustments, and expiring on October 3, 2030.

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

To date, we have financed our operations primarily through our equity and debt financings. We have a history of operating losses and had an accumulated deficit of $547.0 million as of March 31, 2026. Based on our current business plans, we believe that our available cash and cash equivalents of $63.2 million as of March 31, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2027, through multiple key clinical and regulatory milestones. Our estimate as to how long we expect our existing cash and cash equivalents will be able to continue to fund our operating expenses and capital expenditure requirement is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. However, we believe our existing cash resources will not be sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern for at least one year after the date that these financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

For additional information on risks associated with our substantial capital requirements, please see the section titled “Risk Factors” in our Annual Report.

We will require substantial additional capital beyond the proceeds from our prior financings to fund our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and development programs or future commercialization efforts.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(22,477)	$(25,079)
Net cash used in investing activities	—	(448)
Net cash provided by financing activities	4,105	171
Net decrease in cash, cash equivalents and restricted cash	$(18,372)	$(25,356)

Operating Activities

Cash used in operating activities of $22.5 million for the three months ended March 31, 2026 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research and clinical readiness activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net income of $9.2 million adjusted for net non-cash expense of $27.2 million, primarily consisting of a $30.1 million non-cash gain from the change in fair value of warrant liabilities, a $0.5 million non-cash gain from the change in fair value of notes payable, $2.5 million in stock-based compensation expense, $0.4 million non-cash operating lease expense, and $0.3 million depreciation expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $4.5 million.

Cash used in operating activities of $25.1 million for the three months ended March 31, 2025 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $23.7 million adjusted for net non-cash expense of $0.6 million, primarily consisting of $1.4 million in stock-based compensation, $0.4 million non-cash operating lease expense and $0.3 million depreciation, offset by $0.8 million non-cash gain from the change in fair value of warrant liabilities and $0.8 million non-cash gain from the change in fair value of notes payable. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $1.9 million.

Investing Activities

We didn’t have any investing related cashflow activities for the three months ended March 31, 2026. Cash used in investing activities for the three months ended March 31, 2025, was primarily related to the purchase of laboratory and manufacturing equipment.

Financing Activities

Cash provided by financing activities of $4.1 million for the three months ended March 31, 2026 was related to proceeds received in January 2025 from Tranche A warrants that were exercised in December 2025. Cash provided by financing activities of $0.2 million for the three months ended March 31, 2025 was primarily driven by the proceeds of $0.3 million from stock option exercises, partially offset by $0.1 million of principal payments made on finance lease obligations.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

As of March 31, 2026, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of March 31, 2026, our future contractual commitments for our leases were $50.8 million, of which $50.1 million were related to our operating leases. For additional information on our leases and timing of future payments, please see Note 7— “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We have also elected to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks and uncertainties described in the Annual Report, including the disclosure therein under Part I, Item 1A, “Risk Factors.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

There were no material changes during the period covered in this Quarterly Report on Form 10-Q to the Risk Factors previously disclosed in Part I, Item 1A of the Annual Report, other than as set forth below.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share. As previously reported, on March 13, 2026, we received a notification letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). We have 180 calendar days, or until or until September 9, 2026, to regain compliance with Rule 5450(a)(1) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion. If we do not regain compliance with Rule 5450(a)(1) by or until September 9, 2026, we may be afforded a second 180 calendar day period to regain compliance, subject to meeting applicable listing standards and written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.

If we are unable to regain compliance within the applicable cure period, including any available extension, our common stock would be subject to delisting from Nasdaq. A delisting of our common shares could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common shares; (ii) reducing the number of investors willing to hold or acquire our common shares, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Exercise of Pre-Funded Warrants

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

Subsequent to the Exchange, in January 2026 all Exchange Warrants for 4,850,000 shares of our common stock were exercised at an exercise price of $0.001 per share resulting in the issuance of 4,843,179 shares of common stock, with the remaining 6,821 shares withheld to satisfy the aggregate exercise price.

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

None.

(c) Insider Trading Arrangements and Policies.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Fractyl Health, Inc.	8-K	001-41942	3.1	2/6/2024
3.2	Amended and Restated Bylaws of Fractyl Health, Inc.	8-K	001-41942	3.2	2/6/2024
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S‑1	333‑276046	4.1	12/14/2023
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated June 9, 2021, by and among Fractyl Health, Inc. and certain of its stockholders.	S-1	333-276046	4.2	12/14/2023
10.1†	Employment Letter Agreement, dated December 30, 2025, by and between Fractyl Health, Inc. and Lara Smith Weber.	8-K	001-41942	10.1	1/6/2026
10.2†	Inducement Award Agreement between Fractyl Health, Inc. and Lara Smith Weber dated January 12, 2026.	S-8	333-292715	99.3	1/13/2026

10.3†	Separation Agreement and Release, dated December 31, 2025, by and between Fractyl Health, Inc. and Lisa Davidson.	8-K	001-41942	10.2	1/6/2026
10.4†	Consulting Agreement, dated January 1, 2026, by and between Fractyl Health, Inc. and Lisa Davidson.	8-K	001-41942	10.3	1/6/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

† Indicates a management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fractyl Health, Inc.

Date: May 12, 2026	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D., Ph.D.
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Lara Smith Weber
Lara Smith Weber
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)