Form 10-Q
period 2026-06-30
FRACTYL HEALTH, INC.
filed 2026-08-10
CIK 1572616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the number of shares of the registrant’s common stock outstanding was 159,179,848.

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
•
our ability to maintain compliance with the continued listing standards of the Nasdaq Global Market;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fractyl Health, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,140	$81,540
Prepaid expenses and other current assets	2,462	6,036
Total current assets	49,602	87,576
Restricted cash, long-term	4,255	4,255
Property and equipment, net	1,848	2,407
Right-of-use lease assets, operating	25,967	26,827
Other long-term assets	304	337
Total assets	$81,976	$121,402
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,006	$1,574
Accrued expenses and other current liabilities	9,550	11,651
Operating lease liabilities, current	5,180	5,104
Total current liabilities	15,736	18,329
Notes payable, long-term	30,446	30,586
Operating lease liabilities, long-term	25,110	25,956
Warrant liabilities, long-term	11,839	36,410
Other long-term liabilities	510	663
Total liabilities	83,641	111,944
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 158,648,963 and 153,372,044 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	570,918	565,721
Accumulated deficit	(572,584)	(556,264)
Total stockholders’ equity (deficit)	(1,665)	9,458
Total liabilities and stockholders’ equity (deficit)	$81,976	$121,402

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$13,812	$21,151	$29,410	$40,586
Selling, general and administrative	5,284	4,928	10,506	10,252
Total operating expenses	19,096	26,079	39,916	50,838
Loss from operations	(19,096)	(26,079)	(39,916)	(50,838)
Other income (expense), net:
Interest income, net	431	226	1,024	729
Change in fair value of notes payable	(1,382)	(1,673)	(1,992)	(1,956)
Change in fair value of warrant liabilities	(5,484)	(348)	24,571	477
Other expense, net	(7)	(15)	(7)	(36)
Total other income (expense), net	(6,442)	(1,810)	23,596	(786)
Net loss and comprehensive loss	$(25,538)	$(27,889)	$(16,320)	$(51,624)
Net loss per share, basic and diluted	$(0.16)	$(0.57)	$(0.10)	$(1.05)
Weighted-average number of common shares outstanding, basic and diluted	158,648,963	49,042,926	158,570,993	48,952,525

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except for share information)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	153,372,044	$1	$565,721	$(556,264)	$9,458
Exercise of pre-funded warrants	4,843,179	—	—	—	—
Stock-based compensation expense	—	—	2,531	—	2,531
Issuance of common stock under employee stock purchase plan	433,740	—	170	—	170
Net income	—	—	—	9,218	9,218
Balance at March 31, 2026	158,648,963	$1	$568,422	$(547,046)	$21,377
Stock-based compensation expense	—	—	2,496	—	2,496
Net loss	—	—	—	(25,538)	(25,538)
Balance at June 30, 2026	158,648,963	$1	$570,918	$(572,584)	$(1,665)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	48,755,451	$—	$443,734	$(415,310)	$28,424
Exercise of common stock options	164,770	—	280	—	280
Stock-based compensation expense	—	—	1,406	—	1,406
Net loss	—	—	—	(23,735)	(23,735)
Balance at March 31, 2025	48,920,221	$—	$445,420	$(439,045)	$6,375
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $188	997,404	—	1,517	—	1,517
Exercise of common stock options	166	—	—	—	—
Stock-based compensation expense	—	—	1,785	—	1,785
Net loss	—	—	—	(27,889)	(27,889)
Balance at June 30, 2025	49,917,791	$—	$448,722	$(466,934)	$(18,212)

See accompanying notes to condensed consolidated financial statements (unaudited).

Fractyl Health, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(16,320)	$(51,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	559	560
Non-cash interest expense	127	155
Non-cash operating lease expense	860	774
Stock-based compensation expense	5,027	3,191
Change in fair value of warrant liabilities	(24,571)	(477)
Change in fair value of notes payable, non-cash	(140)	(177)
Changes in operating assets and liabilities:
Inventory	—	73
Prepaid expenses and other current assets	(484)	(171)
Accounts payable	(568)	671
Accrued expenses and other current liabilities	(1,888)	1,394
Operating lease liabilities	(770)	(605)
Other long-term assets and liabilities	(210)	(42)
Net cash used in operating activities	(38,378)	(46,278)
Investing activities:
Purchases of property and equipment	—	(546)
Net cash used in investing activities	—	(546)
Financing activities:
Proceeds from exercise of stock options	—	280
Proceeds from exercise of common stock warrants	4,058	—
Proceeds from issuance of common stock under employee stock purchase plan	170	—
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	1,592
Principal payments on finance lease obligations	(250)	(221)
Net cash provided by financing activities	3,978	1,651
Net decrease in cash, cash equivalents and restricted cash	(34,400)	(45,173)
Cash, cash equivalents and restricted cash at beginning of period	85,795	71,719
Cash, cash equivalents and restricted cash at end of period	$51,395	$26,546
Supplemental disclosure of cash flow information:
Interest paid	$2,132	$2,133
Payment for operating leases within operating activities	$2,689	$2,611

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

Rejuva

The Company is also developing Rejuva, a novel, locally administered, adeno-associated virus delivered pancreatic gene therapy platform. Rejuva is designed to enable long-term remission of T2D and obesity by durably reprogramming pancreatic islet cells to endogenously produce metabolic hormones. Rejuva leverages advanced delivery systems and proprietary screening methods to identify and develop metabolically active gene therapy candidates targeting the pancreas. The lead candidate from the Rejuva platform, RJVA-001, is designed to be delivered to the pancreas via a single endoscopic intervention to enable pancreatic beta cells to express GLP-1 locally via nutrient-responsive control. This gene therapy approach enables physiologic GLP-1 secretion without the high circulating levels that contribute to side effects seen with systemic GLP-1 based drugs. The Company completed key preclinical in vivo studies to support a clinical trial application (“CTA”) for RJVA-001 and subsequently submitted CTAs for RJVA-001 in T2D to regulators in the EU (Netherlands) and Australia in the second half of 2025, advancing the program toward its anticipated first-in-human study. In April 2026, the Company received CTA authorization in the Netherlands for RJVA-001, enabling initiation of the anticipated Phase 1/2 first-in-human study evaluating RJVA-001 in adults with inadequately controlled T2D. Subject to site activation, the Company expects to dose the first patient with RJVA-001 and report preliminary data in the second half of 2026. The Company also plans to conduct the study at sites in Australia. In July 2026, we received ethics committee approval in Australia.

The Company is also developing RJVA-002, a dual GIP/GLP-1 gene therapy, and is currently in preclinical development. RJVA-002 expands the Rejuva platform into obesity, targeting dual incretin biology with the goal of achieving durable, well-tolerated, weight loss from a single intervention.

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

The Company has financed its operations to date primarily through its equity and debt financings. The Company has a history of operating losses and had an accumulated deficit of $572.6 million as of June 30, 2026, and management expects continuing operating losses in the future. As of June 30, 2026, the Company had available cash and cash equivalents of $47.1 million. Management believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into early 2027, through multiple key clinical and regulatory milestones. However, these existing cash resources are not expected to be sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year after the date that these financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management intends to mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern entity by (i) negotiating other cash equity, debt or strategic financing, (ii) continuing to pursue the necessary regulatory approvals to launch commercially in the U.S. market, and (iii) executing cost-cutting measures to manage cash burn. However, there can be no assurances that the current plans will generate any liquidity to the Company or be available on terms acceptable to the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU simplifies the guidance around capitalization of software development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company elected to early adopt ASU 2025-06 effective January 1, 2026. The adoption had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

	Fair Value measurements as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$36,206	$—	$—	$36,206
	$36,206	$—	$—	$36,206
Liabilities:
Warrant liabilities, long-term	$—	$—	$11,839	$11,839
Notes payable, long-term	—	—	30,446	30,446
	$—	$—	$42,285	$42,285

	Fair Value measurements as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$35,829	$—	$—	$35,829
	$35,829	$—	$—	$35,829
Liabilities:
Warrant liabilities, long-term	$—	$—	$36,410	$36,410
Notes payable, long-term	—	—	30,586	30,586
	$—	$—	$66,996	$66,996

During the six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3 measurements.

See Note 5—“Notes Payable” for the discussion of the fair value methodology of the notes payable and a rollforward of the fair value. See Note 6—“Warrant Liabilities” for the discussion of the fair value methodology of the stock warrants and a rollforward of the fair value.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Payroll and payroll-related expenses	$3,470	$5,653
Research and development services	4,439	4,316
Professional fees and consulting services	886	721
Other current liabilities	755	961
	$9,550	$11,651

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

This fair value measurement is based on significant inputs that are not observable in the market and represent a Level 3 measurement. The following table provides a rollforward of the fair value of the 2023 Notes:

(in thousands)	Fair Value
Balance as of December 31, 2025	$30,586
Increase in fair value	1,992
Payment of interest	(2,132)
Balance as of June 30, 2026	$30,446

The Credit Agreement contains a minimum liquidity covenant that requires the Company to maintain a minimum $10.0 million balance in cash and/or certain permitted cash equivalent investments, subject to certain exceptions. In addition, the Credit Agreement contains a customary events of default, subject to rights and remedies generally applicable to federal law or the laws of the State of Delaware. As of June 30, 2026, the Company was in compliance with the financial covenants and other terms of the arrangement.

6. Warrant Liabilities

July 2023 Warrants

In July 2023, the Company issued fully vested warrants to purchase shares of the Company’s common stock in connection with the issuance of the amended and restated 2022 Convertible Notes (the “July 2023 Warrants”). The July 2023 Warrants were immediately exercisable for a variable number of shares based on the principal amount of the 2022 Convertible Notes, as amended, of $20.9 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share, (b) the lowest original issue price of shares of Preferred Stock of the Company issued in the Company’s next bona fide private preferred equity financing round, (c) in the event of any convertible note or similar convertible security financing, the conversion price contemplated by such convertible security, or (d) in the event of an IPO, the per share offering price to the public in such IPO. The July 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through June 30, 2026.

The fair value of the July 2023 Warrants was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the July 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

June 30,
2026
Risk-free interest rate	4.3%
Expected term (in years)	7.0
Expected volatility	81.4%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the July 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2025	$1,139
Decrease in fair value	(687)
Balance as of June 30, 2026	$452

September 2023 Warrants

In September 2023, in connection with the issuance of the 2023 Notes, the Company issued fully vested warrants to purchase, at the holders’ choice, shares of the Company’s Series F Convertible Preferred Stock, the most senior series of Preferred Stock of the Company that is then authorized, or the Company’s common stock (the “September 2023 Warrants”). The September 2023 Warrants are immediately exercisable for a variable number of shares based on a total fixed dollar value of $4.2 million, and an exercise price, at the holders’ choice, of (a) $17.9927 per share of common stock or $8.3843 per share of Series F Convertible Preferred Stock, (b) the lowest original issue price of any series of Preferred Stock issued by the Company after the issuance date of the September 2023 Warrants, (c) the conversion or exercise price of any convertible debt security, option, or warrant issued by the Company after the issuance date of the September 2023 Warrants, or (d) the price at which the Company’s common equity was first sold to the public by the Company in a firm-commitment underwritten offering or otherwise. The September 2023 Warrants have a contractual term of ten years from issuance. They were not exercised from their inception through June 30, 2026.

The fair value of the September 2023 Warrants was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the September 2023 Warrants was determined using the Black-Scholes valuation model with the following assumptions:

June 30,
2026
Risk-free interest rate	4.3%
Expected term (in years)	7.2
Expected volatility	81.3%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the September 2023 Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2025	$167
Decrease in fair value	(100)
Balance as of June 30, 2026	$67

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

Tranche A Warrants

Each Tranche A Warrant had an exercise price of $1.05 per share, subject to certain adjustments. During the year ended December 31, 2025, Tranche A Warrants were exercised to purchase 21,904,261 shares of the Company’s common stock for total proceeds of $23.0 million, $4.1 million of which was received in January 2026. The remaining unexercised 500 warrants were cancelled on December 30, 2025, upon expiration of the Company’s call option pursuant to the terms of the Tranche A Warrants, which the Company exercised in December 2025. No Tranche A Warrants were outstanding as of December 31, 2025, or June 30, 2026, and no associated warrant liabilities were recorded as of either date.

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

The fair value of the Tranche B Warrants was recorded as part of the warrant liabilities on the condensed consolidated balance sheet. The Company remeasures the fair value at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026, Tranche B Warrants to purchase 21,147,002 shares of the Company’s common stock remained outstanding.

Tranche B Warrants fair value was determined using the Black-Scholes valuation model with the following key assumptions, which was based on significant inputs that are not observable in the market and represented a Level 3 measurement.

June 30,
2026
Risk-free interest rate	4.1%
Expected term (in years)	4.3
Expected volatility	98.5%
Expected dividend yield	0%

The following table provides a rollforward of the fair value of the Tranche B Warrants:

(in thousands)	Fair Value
Balance as of December 31, 2025	$35,104
Decrease in fair value	(23,784)
Balance as of June 30, 2026	$11,320

7. Commitments and Contingencies

Leases

The following table summarizes the future minimum lease payments for operating and finance leases as of June 30, 2026:

(in thousands)
2026 (Remaining)	$3,003
2027	5,817
2028	5,735
2029	5,907
2030	6,084
Thereafter	22,776
Total future minimum lease payments	$49,322

Please see Note 7—“Leases” in the Notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report for further discussion of the Company’s material lease agreements.

8. Preferred and Common Stock

Preferred Stock

On January 26, 2024, the Company’s board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 10,000,000 shares of undesignated preferred stock at $0.00001 par value per share. There were no shares of such preferred stock outstanding as of June 30, 2026.

Common Stock

On January 26, 2024, the Company’s board of directors approved an Amended and Restated Certificate of Incorporation, authorizing the Company to issue 300,000,000 shares of common stock at $0.00001 par value per share.

In November 2025, the Company entered into exchange agreements with certain investors pursuant to which these investors exchanged 4,850,000 shares of the Company’s common stock for an equal number of pre-funded warrants with an exercise price of $0.001 per share. In January 2026, these investors exercised all 4,850,000 shares of pre-funded warrants, resulting in the issuance by the Company of 4,843,179 shares of common stock, with the remaining 6,821 shares withheld to satisfy the aggregate exercise price of the pre-funded warrants.

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

At-The-Market Offering

On March 3, 2025, concurrently with the filing of the S-3 Registration Statement, the Company entered into a sales agreement with Jefferies LLC as sales agent (the “Sales Agreement”) and filed a prospectus supplement under an at-the-market offering (the “ATM Offering”) covering the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock. During the term of the ATM Offering, the Company issued and sold 4,701,960 shares of its common stock at a weighted average price of $1.53 per share, resulting in net proceeds of approximately $6.8 million, after deducting commissions and offering expenses. On March 23, 2026, the Company notified Jefferies LLC of its intention to terminate the Sales Agreement pursuant to its terms. As a result, the Sales Agreement was terminated effective April 6, 2026 and no further sales have been or will be made thereunder after such date.

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

There were 4,189,615 and 3,035,013 shares available for future grant under the 2024 Plan as of June 30, 2026 and December 31, 2025, respectively.

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

The 2024 ESPP Plan provides for rolling six-month offering periods. The Company began its first offering period on August 1, 2025, and issued 433,740 shares of common stock on January 30, 2026 at the end of the offering period. There were 2,074,604 and 974,624 shares available for future grant under the 2024 ESPP Plan as of June 30, 2026 and December 31, 2025, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to its ESPP, stock options, and restricted stock units in the following expense categories within its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$1,084	$860	$2,211	$1,428
Selling, general and administrative	1,412	925	2,816	1,763
	$2,496	$1,785	$5,027	$3,191

During the six months ended June 30, 2026, the Company granted to its employees stock options to purchase a total of 1,493,182 shares of common stock.

10. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	Three and Six Months Ended June 30,
	2026	2025
Outstanding stock options	19,389,492	11,153,965
Outstanding restricted stock units	—	22,500
Common stock under employee stock purchase plan	542,312	—
Common stock warrants	21,308,618	161,616
Total	41,240,422	11,338,081

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

The Company’s CODM views specific categories within research and development expenses and selling, general and administrative expenses in total as significant given the direct correlation between cash burn and profitability as a pre-commercial company. The following table reconciles reported operating expenses to net loss under the significant expense principle for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating expenses
Research and development:
Revita direct program expenses	$3,676	$8,181	$8,642	$14,935
Rejuva direct program expenses	2,010	4,661	3,913	7,878
Indirect expenses	2,059	1,840	3,950	3,853
Personnel-related expenses	6,067	6,469	12,905	13,920
Total research and development expenses	13,812	21,151	29,410	40,586
Selling, general and administrative	5,284	4,928	10,506	10,252
Total operating expenses	19,096	26,079	39,916	50,838
Other income (expense), net	(6,442)	(1,810)	23,596	(786)
Segment net loss	$(25,538)	$(27,889)	$(16,320)	$(51,624)

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

Key Developments During the Three Months Ended June 30, 2026

Revita. REVEAL-1 Cohort.

In June 2026, we announced positive one-year results from the REVEAL-1 Cohort providing real world-evidence of durable weight maintenance after a single Revita procedure. Participants retained approximately 78% of their GLP-1-induced weight loss at one year, with a mean total body weight change of 5.3% ± 2.1% (LS means ± SE; n=15), and 33% continued to lose weight; by comparison, published third-party studies report approximately 15% weight regain by this time point after GLP-1 withdrawal alone. All participants maintained at least 5% of their GLP-1-induced weight loss through one year, consistent with the responder definition used as the second co-primary endpoint in the REMAIN-1 Pivotal Cohort. An efficacy estimand in the full analysis set was consistent, with a mean total body weight change of 5.8% ± 2.0% (LS means ± SE; n=22). Glycemic control was maintained, with minimal change in HbA1c (0.08% ± 0.08%; LS means ± SE from MMRM; n=15) versus the approximately 0.4% increase observed after GLP-1 discontinuation in the STEP-1 trial extension. Consistent with prior studies of Revita, the procedure was well tolerated. No procedure-related serious adverse events and no new treatment-emergent adverse events were observed. Mild treatment-emergent adverse events occurred in eight of 22 participants (36%), were transient and self-limited, and all occurred within the first month of treatment. No late device-related adverse events were observed, and all adverse events were consistent with prior Revita experience and similar to routine upper endoscopy findings.

Revita. REMAIN-1 Midpoint Cohort.

In July 2026, we announced one-year data from the REMAIN-1 Midpoint Cohort. In the full modified intention-to-treat (“mITT”) population (N=45), a single Revita procedure reduced weight regain by approximately 40% versus sham at one year (least-squares mean weight regain of 7.8% versus 13.0% of body weight; n=29 versus 16 for Revita versus sham). The Midpoint Cohort is not powered for formal statistical significance, and results are descriptive. Participants who received complete duodenal ablation (>14 cm) maintained approximately 81% of GLP-1-induced weight loss at one year, compared with 48% in sham participants (least-squares mean weight regain of 4.8% versus 13.0% of body weight; n=17 versus 16 for Revita versus sham), reflecting a reduction in weight regain of over 60% versus sham, consistent with earlier findings that more complete duodenal ablation drives greater treatment effect. In an optimized population of participants who received complete duodenal ablation (>14 cm) and had higher GLP-1 run-in weight loss (≥17.5%), Revita maintained approximately 84% of GLP-1-induced weight loss at one year versus 46% with sham (least-squares mean weight regain of 4.1% versus 13.5% of body weight; n=10 versus 8 for Revita versus sham). As a reference point for the Pivotal Cohort, the proportion of Revita participants maintaining at least 5% total body weight loss relative to their pre-tirzepatide weight at one year was 73% in the Midpoint Cohort mITT population, rising to 91% in those with complete duodenal ablation (>14 cm). No device- or procedure-related serious adverse events occurred, and no new device-related treatment-emergent adverse events were observed between six and 12 months. Overall treatment-emergent adverse event rates were comparable between arms through one year (24% Revita versus 25% sham).

Rejuva.

In April 2026, we received clinical trial application (“CTA”) authorization in the Netherlands for RJVA-001, our lead gene therapy candidate, enabling initiation of the anticipated Phase 1/2 first-in-human study evaluating RJVA-001 in adults with inadequately controlled T2D. Subject to site activation, we expect to dose the first patient with RJVA-001 and report preliminary data in the second half of 2026. We also plan to conduct the study at sites in Australia. In July 2026, we received ethics committee approval in Australia. We also advanced RJVA-002, our dual GIP/GLP-1 gene therapy candidate, through preclinical development.

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
•
Topline one-year data from the REMAIN-1 Pivotal Cohort in the first quarter of 2027.

Anticipated 2026 Rejuva Milestones

•
First-in-human dosing of RJVA-001, subject to site activation, and expected reporting of preliminary data in the second half of 2026.

We are pursuing opportunities to strengthen our balance sheet and fund our path towards potential commercialization, leveraging the achievement of clinical data milestones.

Management believes that our available cash and cash equivalents balance of $47.1 million as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into early 2027. Importantly, we are well funded through multiple key clinical and regulatory milestones in 2026, including the anticipated topline six-month randomized data from the REMAIN-1 Pivotal Cohort, anticipated De Novo marketing application submission in post-GLP-1 weight maintenance, and initial dosing and preliminary data from our RJVA-001 clinical program. For additional information regarding our liquidity, funding requirements and going concern assessment, see “Funding Requirements and Going Concern” below and the section titled “Risk Factors” in our Annual Report.

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

The following table reflects our research and development expenses, including direct program-specific expenses summarized by program, indirect expenses, and personnel-related expenses recognized during each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Direct program-specific expenses:
Revita	$3,676	$8,181	$8,642	$14,935
Rejuva	2,010	4,661	3,913	7,878
Total direct program-specific expenses	5,686	12,842	12,555	22,813
Indirect expenses	2,059	1,840	3,950	3,853
Personnel-related expenses (including stock-based compensation)	6,067	6,469	12,905	13,920
Total research and development expenses	$13,812	$21,151	$29,410	$40,586

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

Results of Operations

Comparison of three months ended June 30, 2026 and 2025

The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$13,812	$21,151	$(7,339)	(34.7%)
Selling, general and administrative	5,284	4,928	356	7.2%
Total operating expenses	19,096	26,079	(6,983)	(26.8%)
Loss from operations	(19,096)	(26,079)	6,983	(26.8%)
Other expense, net	(6,442)	(1,810)	(4,632)	255.9%
Net loss and comprehensive loss	$(25,538)	$(27,889)	$2,351	(8.4%)

Research and Development Expenses

Research and development expenses decreased by $7.3 million, or 34.7%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily related to reduced spending on our Revita and Rejuva programs.

Revita-related expenses decreased by $4.5 million primarily due to decreased clinical expenses. Rejuva-related expenses decreased by $2.7 million, primarily driven by lower spending on drug product manufacturing, device engineering, and pre-clinical research activities, partially offset by costs incurred to advance the program toward clinical readiness.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million, or 7.2%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily driven by higher stock compensation expenses.

Other Expense, Net

Other expense, net, of $6.4 million during the three months ended June 30, 2026 was primarily attributable to a $5.5 million loss from the change in fair value of our warrant liabilities and a $1.4 million loss from the change in fair value of the 2023 Notes (as defined below), partially offset by $0.4 million of net interest income. Other expense, net, of $1.8 million during the three months ended June 30, 2025 was primarily attributable to a $1.7 million loss from the change in fair value of the 2023 Notes and a $0.3 million loss from the change in fair value of our warrant liabilities, partially offset by $0.2 million of net interest income.

Change in fair value of warrant liabilities was mainly a result of the fluctuation of the value of the underlying shares of our common stock. The higher loss from the change in fair value of warrant liabilities during the three months ended June 30, 2026 was mainly related to the warrants issued as part of the equity financing completed in August 2025. Change in fair value of the 2023 Notes were primarily driven by a combination of interest on the notes payable and the fluctuation of market interest rates.

Comparison of six months ended June 30, 2026 and 2025

The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Operating expenses:
Research and development	$29,410	$40,586	$(11,176)	(27.5%)
Selling, general and administrative	10,506	10,252	254	2.5%
Total operating expenses	39,916	50,838	(10,922)	(21.5%)
Loss from operations	(39,916)	(50,838)	10,922	(21.5%)
Other income (expense), net	23,596	(786)	24,382	(3,102.0%)
Net loss and comprehensive loss	$(16,320)	$(51,624)	$35,304	(68.4%)

Research and Development Expenses

Research and development expenses decreased by $11.2 million, or 27.5%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily related to reduced spending on our Revita and Rejuva programs, as well as lower personnel-related expenses.

Revita-related expenses decreased by $6.3 million primarily due to decreased clinical expenses. Rejuva-related expenses decreased by $4.0 million, primarily driven by lower spending on drug product manufacturing, device engineering, and pre-clinical research activities, partially offset by costs incurred to advance the program toward clinical readiness. Personnel-related expenses decreased by $1.0 million, primarily driven by lower headcount as a result of our strategic reprioritization in the first quarter of 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the six months ended June 30, 2026 were $10.5 million, consistent with the $10.3 million incurred during the six months ended June 30, 2025.

Other Income (Expense), Net

Other income, net, of $23.6 million during the six months ended June 30, 2026 was primarily attributable to a $24.6 million gain from the change in fair value of our warrant liabilities and $1.0 million of net interest income, partially offset by a $2.0 million loss from the change in fair value of the 2023 Notes. Other expense, net, of $0.8 million during the six months ended June 30, 2025 was primarily attributable to a $2.0 million loss from the change in fair value of the 2023 Notes, partially offset by a $0.5 million gain from the change in fair value of our warrant liabilities and $0.7 million of net interest income.

Change in fair value of warrant liabilities was mainly a result of the fluctuation of the value of the underlying shares of our common stock. The higher gain from the change in fair value of warrant liabilities during the six months ended June 30, 2026 was mainly related to the warrants issued as part of the equity financing completed in August 2025. Change in fair value of the 2023 Notes were primarily driven by a combination of interest on the notes payable and the fluctuation of market interest rates.

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

A reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(25,538)	$(27,889)	$(16,320)	$(51,624)
Interest income, net	(431)	(226)	(1,024)	(729)
Depreciation	278	270	559	560
EBITDA	(25,691)	(27,845)	(16,785)	(51,793)
Stock-based compensation expense	2,496	1,785	5,027	3,191
Change in fair value of notes payable	1,382	1,673	1,992	1,956
Change in fair value of warrant liabilities	5,484	348	(24,571)	(477)
Adjusted EBITDA	$(16,329)	$(24,039)	$(34,337)	$(47,123)

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

The Credit Agreement, as amended, contains financial covenants, including a minimum liquidity covenant requiring us to maintain a minimum $10.0 million balance in cash and cash equivalents on deposit in accounts, subject to certain exceptions. As of June 30, 2026, we were in compliance with the minimum liquidity covenant and other terms of the arrangement.

The outstanding balances under the 2023 Notes bear interest at a floating annual rate equal to the greater of 5.5% above the Wall Street Journal prime rate or 13.25%. On and prior to September 30, 2024, 6.0% of the interest is payable in kind and added to the outstanding principal amount of the 2023 Notes. Beginning September 30, 2026, we were required to make principal payments in the amount of 1.5% of the aggregate principal amount outstanding, including accrued PIK interest, each month. Under the terms of the Credit Agreement, the first principal payment date may be extended to September 30, 2027, at our election, if certain financing milestones as defined in the Credit Agreement are achieved on or prior to September 30, 2026. During 2024, we achieved the defined milestones and elected to extend the first principal payment date to September 30, 2027. In addition, upon any principal payment, we are required to make an additional payment to the 2023 Lenders of a 6.0% fee (the “Exit Fee”), over the principal and accrued PIK interest paid. The aggregate Exit Fee of the 2023 Notes should equal to 6.0% of the total commitment of $45.0 million plus all accrued PIK interest. All remaining outstanding principal balance, accrued interest and Exit Fee on the 2023 Notes shall be due and payable on the maturity date of September 7, 2028.

As of June 30, 2026, the balance of the 2023 Notes was carried at its fair value of $30.4 million.

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

At-The-Market Offering

On March 3, 2025, concurrently with the filing of the S-3 Registration Statement, we entered into a sales agreement with Jefferies LLC as sales agent (the “Sales Agreement”) and filed a prospectus supplement under an at-the-market offering (the “ATM Offering”) covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock. During the term of the ATM Offering, we issued and sold 4,701,960 shares of our common stock at a weighted average price of $1.53 per share, resulting in net proceeds of approximately $6.8 million, after deducting commissions and offering expenses. On March 23, 2026, we notified Jefferies LLC of our intention to terminate the Sales Agreement pursuant to its terms. As a result, the Sales Agreement was terminated effective April 6, 2026 and no further sales have been or will be made thereunder after such date.

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

All Tranche A Warrants were exercised or expired by December 31, 2025. No Tranche B Warrants were exercised during the three and six months ended June 30, 2026. As of June 30, 2026, Tranche B Warrants to purchase 21,147,002 shares of our common stock remained outstanding, each with an exercise price of $1.05 per share, subject to certain adjustments, and expiring on October 3, 2030.

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

To date, we have financed our operations primarily through our equity and debt financings. We have a history of operating losses and had an accumulated deficit of $572.6 million as of June 30, 2026. Based on our current business plans, we believe that our available cash and cash equivalents of $47.1 million as of June 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into early 2027, through multiple key clinical and regulatory milestones. Our estimate as to how long we expect our existing cash and cash equivalents will be able to continue to fund our operating expenses and capital expenditure requirement is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. However, we believe our existing cash resources will not be sufficient to fund our current operating plan for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. As a result, we have concluded that substantial doubt exists about our ability to continue as a going concern for at least one year after the date that these financial statements are issued. The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management intends to mitigate the conditions and events that raise substantial doubt about our ability to continue as a going concern entity by (i) negotiating other cash equity, debt or strategic financing, (ii) continuing to pursue the necessary regulatory approvals to launch commercially in the U.S. market, and (iii) executing cost-cutting measures to manage cash burn. However, there can be no assurances that the current plans will generate any liquidity to us or be available on terms acceptable to us.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(38,378)	$(46,278)
Net cash used in investing activities	—	(546)
Net cash provided by financing activities	3,978	1,651
Net decrease in cash, cash equivalents and restricted cash	$(34,400)	$(45,173)

Operating Activities

Cash used in operating activities of $38.4 million for the six months ended June 30, 2026 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research and clinical readiness activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $16.3 million adjusted for net non-cash activities of $18.1 million. These non-cash activities primarily consisted of a $24.6 million non-cash gain from the change in fair value of warrant liabilities, a $0.1 million non-cash gain from the change in fair value of notes payable, $5.0 million in stock-based compensation expense, $0.9 million non-cash operating lease expense, and $0.6 million depreciation expense. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $3.9 million.

Cash used in operating activities of $46.3 million for the six months ended June 30, 2025 was primarily driven by spending on our ongoing clinical studies, Rejuva-related research activities, professional services related to our corporate and general administrative activities, as well as personnel-related expenses, including salaries, bonuses, and other compensatory benefits. Cash used in operating activities resulted primarily from our net loss of $51.6 million adjusted for net non-cash activities of $4.0 million. These non-cash activities primarily consisted of $3.2 million in stock-based compensation, $0.8 million non-cash operating lease expense and $0.6 million depreciation, partially offset by $0.5 million non-cash gain from the change in fair value of warrant liabilities and $0.2 million non-cash gain from the change in fair value of notes payable. Cash used in operating activities was also impacted by changes in working capital and other assets and liabilities of $1.3 million.

Investing Activities

We did not have any investing related cashflow activities for the six months ended June 30, 2026. Cash used in investing activities for the six months ended June 30, 2025, was primarily related to the purchase of laboratory and manufacturing equipment.

Financing Activities

Cash provided by financing activities of $4.0 million for the six months ended June 30, 2026 was related to $4.1 million proceeds received in January 2026 from Tranche A warrants that were exercised in December 2025 and $0.2 million proceeds received from issuance of common stock under employee stock purchase plan, partially offset by $0.3 million principal payments made on finance lease obligations. Cash provided by financing activities of $1.7 million for the six months ended June 30, 2025 was primarily driven by net proceeds of $1.6 million from the issuance of common stock in connection with our ATM Offering and $0.3 million from stock option exercises, partially offset by $0.2 million of principal payments made on finance lease obligations.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods.

As of June 30, 2026, our lease commitments reflect payments due for our operating and finance leases. The operating leases include our corporate office and laboratory space in Burlington, MA that will expire in June 2034. The finance leases represent leases of laboratory equipment used in our Rejuva pre-clinical activities. As of June 30, 2026, our future contractual commitments for our leases were $49.3 million, of which $48.8 million were related to our operating leases. For additional information on our leases and timing of future payments, please see Note 7— “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share. On March 13, 2026, we received a notification letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). We have 180 calendar days, or until September 9, 2026, to regain compliance with Rule 5450(a)(1) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion. If we do not regain compliance with Rule 5450(a)(1) by September 9, 2026, Nasdaq may notify us that our securities are subject to delisting from Nasdaq unless we timely request a hearing before a Nasdaq Hearings Panel (the “Panel”). Should such notice be received, we intend to timely request a hearing before the Panel. The hearing request will automatically stay any suspension or delisting of our securities and, as a result, we would expect that our common stock will continue to be listed and traded on Nasdaq pending the conclusion of the hearings process.

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

As previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2026, the Company terminated the Sales Agreement pursuant to its terms. As a result, the Sales Agreement was terminated effective April 6, 2026.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider Trading Arrangements and Policies.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Fractyl Health, Inc.

Date: August 10, 2026	By:	/s/ Harith Rajagopalan
Harith Rajagopalan, M.D., Ph.D.
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Lara Smith Weber
Lara Smith Weber
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)